Form 10-Q
period 2001-06-30
HPL TECHNOLOGIES INC
filed 2001-09-13
CIK 1121980

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                TO

Commission file number 000-32967

HPL TECHNOLOGIES, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	77-0550714 (I.R.S. Employer Identification Number)

2033 Gateway Place
San Jose, California 95110
(Address of Principal Executive Offices)

(408) 437-1466
(Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / /  No /x/

As of August 31, 2001, there were 25,224,765 shares of Common Stock outstanding.

HPL Technologies, Inc.
Table of Contents

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

HPL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(unaudited)

	June 30, 2001	March 31, 2001
Assets
Current assets:
Cash and cash equivalents	$9	$989
Accounts receivable, net	10,079	4,828
Prepaid expenses and other current assets	99	92
Notes receivable	750	750
Deferred taxes	129	129

Total current assets	11,066	6,788
Property and equipment, net	472	478
Intangible assets, net	25	32
Other assets	665	206

Total assets	$12,228	$7,504

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,108	$415
Accrued liabilities and other	3,066	1,107
Income taxes payable	2,052	1,552
Deferred revenue	2,579	2,407
Convertible debenture	1,500	1,500

Total current liabilities	10,305	6,981
Capital lease obligations, net of current portion	70	95
Notes payable, net of current portion	200	200

Total liabilities	10,575	7,276

Stockholders' equity:
Common stock	18	18
Additional paid-in capital	9,741	5,715
Deferred stock-based compensation	(4,539)	(1,512)
Accumulated deficit	(3,567)	(3,993)

Total stockholders' equity	1,653	228

Total liabilities and stockholders' equity	$12,228	$7,504

The accompanying notes are an integral part of these condensed consolidated financial statements.

HPL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	June 30, 2001	June 30, 2000
Revenues:
Software licenses	$4,986	$1,311
Consulting services, maintenance and other	571	616

Total revenues	5,557	1,927

Cost of revenues:
Software licenses	241	13
Consulting services, maintenance and other (1)	86	148

Total cost of revenues	327	161

Gross profit	5,230	1,766

Operating expenses:
Research and development (1)	1,158	951
Selling, general and administrative (1)	2,089	986
Stock-based compensation	1,005	704

Total operating expenses	4,252	2,641

Income (loss) from operations	978	(875)
Interest expense and other income, net	(52)	(71)

Income (loss) before income taxes	926	(946)
Provision for (benefit from) income taxes	500	(685)

Net income (loss)	$426	$(261)

Net income (loss) per share:
Basic	$0.02	$(0.02)

Diluted	$0.02	$(0.02)

Shares used in computing per share amounts:
Basic	17,836	17,095

Diluted	28,151	17,095

(1) Excludes the following stock-based compensation charges:
Cost of revenues	$14	$8
Research and development	290	88
Selling, general and administrative	701	608

	$1,005	$704

The accompanying notes are an integral part of these condensed consolidated financial statements.

HPL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended
	June 30, 2001	June 30, 2000
Cash flows from operating activities:
Net income (loss)	$426	$(261)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:	—	—
Depreciation and amortization	69	140
Accreted interest expense	13	31
Stock-based compensation	1,005	704
Changes in operating assets and liabilities:
Accounts receivable	(5,251)	1,212
Prepaid expenses and other current assets	(7)	13
Accounts payable	221	154
Accrued liabilities and other	1,755	84
Income taxes payable	500	(684)
Deferred revenue	172	(281)

Net cash provided by (used in) operating activities	(1,097)	1,112

Cash flows from investing activities:
Acquisition of property and equipment	(31)	(7)

Net cash used in investing activities	(31)	(7)

Cash flows from financing activities:
Proceeds from (repayment of) notes payable	174	(100)
Proceeds from issuance of common stock	1	1
Principal payments on capital lease obligations	(27)	(23)

Net cash provided by (used in) financing activities	148	(122)

Net (decrease) increase in cash and cash equivalents	(980)	983
Cash and cash equivalents, beginning of period	989	178

Cash and cash equivalents, end of period	$9	$1,161

Non-cash investing activities:
Acquisition of property and equipment under capital lease obligations	$32	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

HPL Technologies, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

NOTE 1—General

The condensed consolidated financial statements have been prepared by HPL Technologies, Inc., a Delaware company (the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended March 31, 2001 included in the Company's Registration Statement on Form S-1, as amended (File No. 333-61810). In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present a fair statement of financial position as of June 30, 2001, and results of operations and cash flows for the three months ended June 30, 2001 and June 30, 2000, have been made. The results of operations for the three months ended June 30, 2001 are not necessarily indicative of the operating results for the full fiscal year or any future periods. Certain amounts for prior periods have been reclassified to conform to the current period presentation.

The balance sheet as of March 31, 2001 has been derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. Such disclosures are contained in our Registration Statement on Form S-1, as amended.

The preparation of condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

In July 2001, Heuristic Physics Laboratories, Inc. was effectively reincorporated in the state of Delaware. This was accomplished through a merger of a wholly-owned subsidiary of the Company, into Heuristic Physics Laboratories, Inc. and the conversion of all outstanding shares of common stock of Heuristic Physics Laboratories, Inc. into 1.7 shares of common stock of the Company. As the surviving corporation in the merger, Heuristic Physics Laboratories, Inc. continues to do business as a wholly-owned subsidiary of the Company. Following the reincorporation, the Company was authorized to issue 75,000,000 shares of $0.001 par value common stock and 10,000,000 shares of $0.001 par value preferred stock. The merger was accounted for in a manner similar to a pooling of interest. The financial statements for all periods presented have been retroactively adjusted to reflect the reincorporation and stock conversion.

On July 31, 2001, the Company completed its initial public offering of 6,000,000 shares of common stock at $11 per share and commenced trading on the Nasdaq National Market. On August 22, 2001, the Company's underwriters exercised their over-allotment option and purchased 900,000 additional shares of common stock at $11 per share. Cash proceeds from the offering, net of commissions, discounts and offering expenses, totaled approximately $69.1 million. The Company expects to use the proceeds from the offering for research and development, sales and marketing activities, including international expansion in Japan, Europe, Taiwan and Singapore, and other general corporate purposes.

NOTE 2—Income (loss) per share

Basic and diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of shares of common stock outstanding during the period, less shares outstanding that are subject to repurchase. The calculation of diluted net income (loss) per share excludes shares of potential common stock if their effect is antidilutive. Potential common stock consists of shares of common stock that are incremental common shares issuable upon the exercise of stock options and warrants, computed using the treasury stock method, and shares issuable upon conversion of the Company's convertible debenture, computed using the if-converted method.

The following table presents the calculation of net income (loss) per common share—basic and diluted (in thousands, except per share information):

	Three Months Ended June 30,
	2001	2000
	(unaudited)
Numerator:
Net income (loss)—basic	$426	$(261)
Adjustment for elimination of interest expense on assumed conversion of convertible debenture	30	—

Net income (loss)—diluted	$456	$(261)

Denominator:
Weighted average common shares outstanding—basic	17,836	17,095
Adjustment for dilutive stock options	9,164	—
Adjustment for warrants	119	—
Adjustment for assumed conversion of convertible debenture	1,032	—

Weighted average common shares outstanding—diluted	28,151	17,095

Net income (loss) per common share—basic	$0.02	$(0.02)

Net income (loss) per common share—diluted	$0.02	$(0.02)

The Company excluded all outstanding stock options, warrants and shares issuable on the conversion of the convertible debenture from the calculation of diluted net loss per share for the three months ended June 30, 2000, because these securities would have been anti-dilutive. The shares excluded from the calculation of diluted net loss per share were as follows (in thousands):

June 30, 2000
(unaudited)
Outstanding stock options	9,450
Convertible debenture	1,032
Shares issuable under warrants	140
Shares held in escrow	75

10,697

NOTE 3—Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents and accounts receivable. Cash and cash equivalents are deposited with financial institutions that management believes are credit worthy. The Company performs ongoing credit evaluations of its customers' financial condition and, generally requires no collateral from its customers. At June 30, 2001, four customers accounted for 49%, 19%, 11% and 11% of accounts receivable. At March 31, 2001, two customers accounted for 77% and 12% of accounts receivable, respectively.

For the three months ended June 30, 2001, the Company derived revenue from four end-user customers that comprised 25%, 25%, 19% and 14% of the Company's total revenues, respectively. Three of the four end-user customers representing 64% of the Company's total revenues were from sales made through the Company's distributor in Japan.

For the three months ended June 30, 2000, the Company derived revenues from two customers, which comprised 47% and 16% of the Company's total revenues, respectively. The sales through the Company's distributor in Japan represented 47% of total revenues.

NOTE 4—Comprehensive income (loss)

Comprehensive income (loss) consists of gains and losses that are not recorded in the statements of operations but instead are recorded directly to stockholders' equity. The Company has no components of comprehensive income (loss), other than net income (loss) and, accordingly, comprehensive income (loss) is the same as net income (loss) for all periods presented.

NOTE 5—Accrued liabilities and other

Accrued liabilities and other consist of the following (in thousands):

	June 30,	March 31,
	2001	2001
	(unaudited)
Payroll and related expenses	$1,575	$554
Professional service expenses	780	311
Capital lease obligations—current portion	92	62
Notes payable—current portion	174	—
Other accrued expenses	445	180

	$3,066	$1,107

NOTE 6—Convertible debenture

In February 2000, the Company's wholly-owned subsidiary issued a $1.5 million convertible debenture against which all of its assets have been pledged as security. The debenture bears interest at the rate of 8% per annum. This debenture may be converted at any time at the option of the holder to common stock of the subsidiary, at a conversion price of $1.57 per share through March 31, 2000 and a conversion price of $2.47 per share after March 31, 2000. The debenture, if not converted, is due on February 15, 2005. The holder of the debenture has the right to demand repayment of the debenture upon certain conditions, including the completion of an equity or debt financing with proceeds greater than $5 million. To date, the holder of the debenture has not demanded repayment of the debenture.

At June 30, 2001, the Company was not in compliance with certain non-financial covenants of the debenture. As a result, the debenture holder may declare all outstanding obligations under the debenture immediately due and payable and as such the debenture is classified as a current liability. If the Company repays the debenture, the debenture holder will forfeit its right to convert the debenture into shares of common stock.

In connection with the reincorporation of Heuristic Physics Laboratories, Inc., the Company agreed to issue shares of common stock, at the stated exchange rate (or a total of 1,032,388 shares of common stock), in the event the holder of the debenture elects to convert it to common stock. If, notwithstanding such right to convert the debenture into shares of common stock of the Company, the holder elects to convert the debenture into shares of the subsidiary in accordance with the express terms of the debenture, the holder could receive up to 607,287 shares of common stock of Heuristic Physics Laboratories, Inc., representing approximately 5.5% of the outstanding stock of that company.

The Company had an agreement with an individual to lend the Company $1.5 million in the event that the debenture holder demands repayment. The agreement was in effect until the earlier of May 27, 2002 or the completion of the Company's initial public offering.

NOTE 7—Stock-based compensation

In connection with the granting of stock options to employees, the Company recorded deferred stock-based charges, net of cancellations, totaling approximately $3,870,000 and $384,000 during the quarter ended June 30, 2001 and 2000, respectively. This amount represents the difference between the exercise price at which the stock options were granted and the deemed fair value of our common stock for accounting purposes on the date of grant. This amount is included as a component of stockholders' equity and is being amortized on an accelerated basis by charges to operations over the vesting period of the options, which is generally four years. Accordingly, this resulted in stock-based compensation expense of $843,000 and $704,000 for the three months ended June 30, 2001 and 2000, respectively.

The Company also granted 17,000 fully vested and exercisable, non-employee options during the quarter ended June 30, 2001. These options were valued at $162,000 using the Black-Scholes model and charged to stock-based compensation in the accompanying statement of operations.

NOTE 8—Segment and geographic information

The Company has determined that it has one reportable business segment: the sale of yield optimization software used in the semiconductor production process which consists of design, fabrication and test.

For the three months ended June 30, 2001 sales to customers located in United States, Japan, Singapore and the rest of the world accounted for 10%, 70%, 17% and 3% of the Company's total revenues, respectively.

For the three months ended June 30, 2000 sales to customers located in United States, Japan and the rest of the world accounted for 31%, 47% and 22% of the Company's total revenues, respectively.

NOTE 9—Recent accounting pronouncements

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations". SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The adoption of SFAS No. 141 is not expected to have a significant impact on the Company's consolidated financial statements.

In July 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets", which is required to be applied starting with fiscal years beginning after December 15, 2001. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, SFAS No. 142 includes provisions upon adoption for the classification of certain existing recognized intangibles as goodwill, assessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. SFAS No. 142 will be adopted by the Company no later than the first quarter of fiscal 2003 and is not expected to have a material impact on its consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The parts of this Quarterly Report on Form 10-Q captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Legal Proceedings" may contain certain forward-looking statements, which involve risks and uncertainties. Statements that are not statements of historical fact are forward-looking statements within the meaning of the Federal securities laws that relate to future events or our future performance. These statements are based on current expectations, estimates and projections about the industries in which we operate, management's beliefs, and assumptions made by management. Specifically, the amount and timing of future sales, research and development expenses and results, industry demand, and competitive pressures could vary greatly and affect the results of operations. Readers should refer to a discussion under "Risk Factors" contained in HPL Technologies, Inc.'s Prospectus (Commission File No. 333-61810) filed with the Securities and Exchange Commission on July 31, 2001, concerning certain factors that could cause our actual results to differ materially from the results anticipated in such forward-looking statements. These Risk Factors are hereby incorporated by reference into this Quarterly Report.

Overview

We provide comprehensive yield-optimization software and services to the semiconductor industry. We license our software products and sell related services through our direct sales force, our Japanese distributor, Canon, and semiconductor equipment OEMs that bundle our software with their hardware.

We derive revenues principally from software license sales, software maintenance fees and consulting services. We offer two types of licenses: perpetual and time-based. Perpetual licenses have no expiration date, while time-based licenses require renewal. Our software product licenses provide a narrowly defined subset of features for a given customer. Customers may acquire additional licenses to extend the functionality of our products as their technologies and facilities change, or if they wish to use additional features of our software for their production process. Our licenses usually limit the number of people who can use the software at a given time. Historically, most of our revenues have come from the sale of perpetual licenses, although we expect to derive more revenues from time-based licenses in the future.

Revenues from software licenses are recognized upon execution of a binding agreement and delivery of the software, provided that: the fee is fixed and determinable; vendor-specific objective evidence exists to allocate a portion of the total license fee to any undelivered elements of the arrangement; collection is probable; there are no remaining obligations by us; and the agreement does not contain customer acceptance clauses. If customer acceptance clauses exist, revenues are recognized upon customer acceptance.

For perpetual licenses with multiple obligations (e.g., deliverable and undeliverable products, post-contract support and other services), we allocate revenues to the undelivered element of the contract based on objective evidence of its fair value. This objective evidence is the sales price of the element when sold separately or the renewal rate specified in the agreement for licensing arrangements with terms of one year or greater that include post-contract customer support and software updates. We recognize revenues allocated to undelivered products when the criteria for software license revenues set forth above are met. Revenues from time-based software licenses are recognized ratably over the period of the licenses.

Software maintenance revenues are recognized ratably over the term of the maintenance period, which is generally one year. Our software maintenance includes product maintenance updates, Internet-based technical support and telephone support. Revenues derived from our consulting services are recognized as the services are performed.

We also derive revenues from the sale of software licenses, maintenance and post-contract support services through our Japanese distributor, Canon. Revenues from sales made through this distributor are recognized when the distributor has sold software licenses or service to its customers. Revenues from maintenance and post-contract support services sold through the distributor are recognized ratably over the contract period.

Amounts invoiced to our customers in excess of recognized revenues are recorded as deferred revenues. The timing and amounts invoiced to customers can vary significantly depending on specific contract terms and can therefore have a significant impact on deferred revenues in any given period. Historically, we have had no material order backlog.

Our standard payment terms for our customers provide for payment in 30 days. To date, we have not made concessions to secure payment of our receivables. It is frequently the case that our receivables are outstanding for a longer period than 30 days. Our accounts receivable from international customers have been outstanding longer than our domestic receivables and we expect this to continue to be the case. In each of the past three fiscal years, a relatively small number of customers have accounted for a large portion of our revenues, and the composition of our major customers has changed from year to year. This is because we currently have a limited sales force, our products have a lengthy sales cycle and we recognize relatively large license revenues upon entering into perpetual licensing agreements. For the three months ended June 30, 2001, four customers accounted for 89% of our revenue compared to two customers that accounted for 63% of our revenues for the three months ended June 30, 2000. As we expand our sales and marketing activities and increase our sales force, we expect to gain a larger number of customers and experience less significant customer concentration.

Results of Operations

Three months ended June 30, 2001 compared to three months ended June 30, 2000

Revenues
Total revenues increased 188% to $5.6 million for the three months ended June 30, 2001, up from $1.9 million for the three months ended June 30, 2000. This increase was due to a rise in software license revenues primarily attributable to increased sales of our YIELDirector platform and related software modules, which we first introduced in the second half of our fiscal year ended March 31, 2000 ("Fiscal 2000"). The remainder of the increase in revenues was due to software maintenance contracts recognized ratably over the contract term and increased consulting activities.

Gross profit
As a percentage of revenues, gross profit increased to 94% for the three months ended June 30, 2001, up from 92% for the three months ended June 30, 2000. This improvement is due to an increase in total software license revenues relative to maintenance and consulting-based revenue, with 90% of our total revenue for the three months ended June 30, 2001 coming from software licenses versus 68% of total revenue for the three months ended June 30, 2000. Gross profit will continue to be affected by a variety of factors, particularly by the relative mix of revenue among software licenses, maintenance fees and consulting services.

Research and development expenses
Research and development expenses for the three months ended June 30, 2001 represented 21% of revenues, compared to 49% of revenues in the three months ended June 30, 2000. Actual costs increased to $1.2 million for the three months ended June 30, 2001, up from $1.0 million for the three months ended June 30, 2000, primarily due to the increase in cost related to personnel and the hiring of additional technical staff. Research and development spending decreased as a percentage of total revenue due to the faster pace at which revenues grew during this period. With the planned ongoing expansion of our research and development activities, we expect research and development costs to continue increasing in absolute terms in future periods mainly resulting from planned increases in headcount.

Selling, general and administrative expenses
Selling, general and administrative expenses represented 38% of revenues in the three months ended June 30, 2001, compared to 51% of revenues in the three months ended June 30, 2000. Actual costs increased to $2.1 million in the three months ended June 30, 2001, up from $1.0 million in the three months ended June 30, 2000. This change was due to increased costs related to personnel, legal and other professional services incurred in connection with the expansion of our sales and marketing department. We expect selling, general and administrative expenses may increase in absolute dollars in future periods as a result of growth and increased sales and marketing efforts and as we continue to expand our operations as a public company.

Stock-based compensation
Stock-based compensation expense increased to $1.0 million in the three months ended June 30, 2001, up from $0.7 million in the three months ended June 30, 2000. This increase was primarily attributable to options granted at exercise prices below the deemed fair market value of our common stock. As a result of electing to record stock-based compensation charges on an accelerated basis, we expect stock-based compensation charges to decrease in future periods.

Income (loss) from operations
Income from operations for the three months ended June 30, 2001 was $978,000, or 18% of total revenue, compared to loss from operations of $(875,000), or 45% of total revenue, for the three months ended June 30, 2000. The improvement in income from operations is attributable to the new product launched in second half of fiscal 2000 and revenue growth relative to expenses in this period.

Provision for (benefit from) income taxes
Our effective tax rate for the three months ended June 30, 2001 was 54.0%, compared to a benefit of 72% for the quarter ended June 30, 2000. This change is due to the exhaustion of net losses from operations carried forward from prior periods. The provision for income taxes for the three months ended June 30, 2001 and 2000 reflect the non-deductibility for income tax purposes of stock-based compensation. The effective rates are based on statutory federal and state tax rates net of the estimated realization of deferred tax assets.

Net income (loss) per share
Net income for the three months ended June 30, 2001 was $426,000 compared to a net loss of $(261,000) for the three months ended June 30, 2000. Net income per common share on a diluted basis for the three months ended June 30, 2001 was $0.02, compared to a net loss of $(0.02) for the three months ended June 30, 2000.

Liquidity and Capital Resources

Net cash used in operating activities for the three months ended June 30, 2001 was approximately $1.1 million compared to net cash provided by operating activities of approximately $1.1 million for the three months ended June 30, 2000. This decrease in cash flow from operations was primarily due to increased accounts receivable at June 30, 2001. This was offset, in part, by increased revenues, which led to profitability, and increased accounts payable, accrued liabilities, income taxes payable and deferred revenue at June 30, 2001. Our standard payment terms for our customers provide for payment in 30 days. Although our payment terms are stated in our customer agreements, our experience with certain customers is that they take longer to pay and that some payments from foreign customers are not received for up to 180 days. We expect that our accounts receivable relative to sales may continue to expand in future periods if our international sales continue to grow as a percentage of sales.

Net cash used in investing activities was $31,000 and $7,000 for the three months ended June 30, 2001 and 2000, respectively. Our investing activities consisted primarily of equipment purchases for research and development.

Net cash provided by (used in) financing activities was $148,000 and $(122,000) for the three months ended June 30, 2001 and 2000, respectively. During the three months ended June 30, 2001, the Company drew down on its line of credit and issued short term notes payable to management.

We are currently not in compliance with certain non-financial covenants of the $1.5 million secured convertible debenture issued by our subsidiary to Applied Materials, and as a result Applied Materials may declare all outstanding obligations under the debenture immediately due and payable. We recently obtained a loan commitment to provide us with $1.5 million in the event that we are required to repay the debenture. This commitment terminates upon the earlier of May 27, 2002 or the completion of the Company's initial public offering.

In August 2001, we closed an initial public offering of 6,900,000 shares of common stock, with proceeds net of commissions, discounts and offering expenses of approximately $69.1 million. We believe that the proceeds from this offering, combined with cash we expect to generate from operations, will be sufficient to meet our capital requirements for at least the next twelve months. Our future capital requirements will depend on many factors, including the rate of revenue growth, profitability, spending on research and development programs, expansion of sales and marketing and administrative activities, introductions of new products and product enhancements, and market acceptance of our products.

Recent accounting pronouncements

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations". SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The adoption of SFAS No. 141 is not expected to have a significant impact on the Company's consolidated financial statements.

In July 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets", which is required to be applied starting with fiscal years beginning after December 15, 2001. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, SFAS No. 142 includes provisions upon adoption for the classification of certain existing recognized intangibles as goodwill, assessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. SFAS No. 142 will be adopted by the Company in the first quarter of fiscal 2003 and is not expected to have a material impact on its consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our sales are denominated in US dollars and, as a result, we feel we have relatively little exposure to foreign currency exchange risk with respect to revenues. However, our wholly-owned international subsidiary's books and records are maintained in the local currency. As a result, the subsidiary's financial statements are remeasured into US dollars using a combination of current and historical exchange rates. Exchange rate fluctuations are recorded as gains and losses in interest and other income. The foreign currency transaction gains and losses were not significant in any of the periods presented.

We are exposed to interest rate risk on existing floating rate debt and on additional debt financing that may be needed periodically for the capital expenditures associated with our capital expansion. The interest rate that we will be able to obtain on debt financing will depend on market conditions at that time, and may differ from the rates we have secured on our current debt. Our cash and cash equivalents consist of cash and highly liquid money market instruments with original or remaining maturities of 90 days or less. Because of the short maturities of these instruments, a sudden change in market interest rates would not have a material impact on the fair value of the portfolio but it may cause the amount of income we derive to vary significantly from period to period.

PART II

Item 1. Legal Proceedings

    The information under the caption "Business—Legal Proceedings" contained in our Registration Statement on Form S-1 (Commission File No. 333-61810) is hereby incorporated herein by reference.

Item 2. Changes in Securities and Use of Proceeds

    USE OF PROCEEDS FROM REGISTERED SECURITIES.

    Our Registration Statement on Form S-1 (Commission File No. 333-61810) for our initial public offering of common stock was declared effective on July 30, 2001. We sold a total of 6,900,000 shares of common stock to an underwriting syndicate for aggregate gross offering proceeds of $75,900,000. In connection with this offering, we incurred total expenses of approximately $6.8 million, consisting of $5.3 million for underwriting discounts and commissions, and approximately $1.5 million of other expenses. None of these expenses were paid directly or indirectly to any of our directors, officers, or their associates, persons owning 10% or more of any class of the our securities, or affiliates of the corporation. Offering proceeds, net of expenses were approximately $69.1 million. We have applied the proceeds to temporary investments in a commercial money market investment account.

Item 3. Defaults Upon Senior Securities

    Please refer to the discussion of our secured convertible debenture contained herein under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

Item 4. Submission of Matters to Vote of Security Holders

    The Annual Meeting of Stockholders was held on June 30, 2001. There were issued and outstanding on June 17, 2001, the record date, 1,000 shares of common stock, each share being entitled to one vote and constituting all of the outstanding voting securities of the Company. There were present at the meeting, in person or by proxy, stockholders of the Company who were the holders of 1,000 shares of the Company's common stock, constituting a quorum.

  •
  The proposal to elect Messrs. Y. David Lepejian and Osamu Kano as the Company's two Class I directors to hold office until the 2004 Annual Meeting of Stockholders received 1,000 votes in favor and no votes against.

  •
  The proposal to adopt the Company's 2001 Equity Incentive Plan received 1,000 votes in favor and no votes against.

  •
  The proposal to adopt the Company's Employee Stock Purchase Plan and Foreign Employee Stock Purchase Plan received 1,000 votes in favor and no votes against.

Item 5. Other Information

    None.

Item 6. Exhibits and Reports on Forms 8-K

(a)
Exhibits

  None.

(b)
Report of Form 8-K

  None.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

September 13, 2001
HPL TECHNOLOGIES, INC.
	By:	/s/ Y. DAVID LEPEJIAN Y. David Lepejian President and Chief Executive Officer
	By:	/s/ ITA GEVA Ita Geva Chief Financial Officer (Principal Accounting Officer)

QuickLinks

HPL Technologies, Inc. Table of Contents
PART I—FINANCIAL INFORMATION
  Item 1. Condensed Consolidated Financial Statements
HPL TECHNOLOGIES, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands) (unaudited)
HPL TECHNOLOGIES, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share data) (unaudited)
HPL TECHNOLOGIES, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (unaudited)
HPL Technologies, Inc. Notes to Condensed Consolidated Financial Statements (unaudited)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
PART II
  Item 1. Legal Proceedings
  Item 2. Changes in Securities and Use of Proceeds
  Item 3. Defaults Upon Senior Securities
  Item 4. Submission of Matters to Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits and Reports on Forms 8-K
SIGNATURES