Form 10-Q
period 2001-09-30
HPL TECHNOLOGIES INC
filed 2001-11-14
CIK 1121980

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days YES /x/  NO / /.

As of October 31, 2001, there were 26,812,386 shares of Common Stock outstanding.

HPL Technologies, Inc.
Table of Contents

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

HPL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(unaudited)

	September 30, 2001	March 31, 2001
Assets
Current assets:
Cash and cash equivalents	$67,707	$989
Accounts receivable, net	10,585	4,828
Prepaid expenses and other current assets	521	92
Notes receivable	750	750
Deferred taxes	129	129

Total current assets	79,692	6,788
Property and equipment, net	957	478
Intangible assets, net	18	32
Note receivable	2,745	—
Other assets	181	206

Total assets	$83,593	$7,504

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,883	$415
Accrued liabilities and other	2,124	1,107
Income taxes payable	3,369	1,552
Deferred revenue	2,318	2,407
Convertible debenture	1,500	1,500

Total current liabilities	11,194	6,981
Capital lease obligations	85	95
Notes payable, net of current portion	—	200

Total liabilities	11,279	7,276

Stockholders' equity:
Common stock	27	18
Additional paid-in capital	78,460	5,715
Deferred stock-based compensation	(3,728)	(1,512)
Accumulated deficit	(2,445)	(3,993)

Total stockholders' equity	72,314	228

Total liabilities and stockholders' equity	$83,593	$7,504

The accompanying notes are an integral part of these condensed consolidated financial statements.

HPL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	September 30, 2001	September 30, 2000	September 30, 2001	September 30, 2000
Revenues:
Software licenses	$6,087	$2,955	$11,073	$4,266
Consulting services, maintenance and other	895	342	1,466	958

Total revenues	6,982	3,297	12,539	5,224

Cost of revenues:
Software licenses	151	19	392	32
Consulting services, maintenance and other (1)	383	181	469	329

Total cost of revenues	534	200	861	361

Gross profit	6,448	3,097	11,678	4,863

Operating expenses:
Research and development (1)	1,454	757	2,612	1,708
Selling, general and administrative (1)	2,056	933	4,145	1,919
Stock-based compensation	818	1,127	1,823	1,831

Total operating expenses	4,328	2,817	8,580	5,458

Income (loss) from operations	2,120	280	3,098	(595)
Interest income (expense) and other income, net	318	(40)	266	(111)

Income (loss) before income taxes	2,438	240	3,364	(706)
Provision for (benefit from) income taxes	1,317	174	1,817	(511)

Net income (loss)	$1,121	$66	$1,547	$(195)

Net income (loss) per share:
Basic	$0.05	$0.00	$0.08	$(0.01)

Diluted	$0.04	$0.00	$0.05	$(0.01)

Shares used in computing per share amounts:
Basic	22,674	17,248	20,255	17,182

Diluted	31,794	26,830	29,497	17,182

(1) Excludes the following stock-based compensation charges:
Cost of revenues	$9	$17	$23	$26
Research and development	131	76	421	164
Selling, general and administrative	678	1,034	1,379	1,641

	$818	$1,127	$1,823	$1,831

The accompanying notes are an integral part of these condensed consolidated financial statements.

HPL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended September 30,
	2001	2000
Cash flows from operating activities:
Net income (loss)	$1,547	$(195)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	180	262
Accreted interest expense	25	45
Stock-based compensation	1,823	1,831
Loss on disposal of property and equipment	—	92
Changes in operating assets and liabilities:
Accounts receivable	(5,757)	125
Prepaid expenses and other current assets	(429)	(570)
Accounts payable	1,468	1,118
Accrued liabilities and other	1,018	(999)
Income taxes payable	1,817	(510)
Deferred revenue	(89)	(694)

Net cash provided by operating activities	1,603	505

Cash flows from investing activities:
Acquisition of property and equipment	(627)	(30)
Issuance of note receivable	(2,745)	—

Net cash used in investing activities	(3,372)	(30)

Cash flows from financing activities:
Repayment of notes payable	(200)	(100)
Proceeds from issuance of common stock, net	68,729	43
Principal payments on capital lease obligations	(42)	(39)

Net cash provided by (used in) financing activities	68,487	(96)

Net increase in cash and cash equivalents	66,718	379
Cash and cash equivalents, beginning of period	989	178

Cash and cash equivalents, end of period	$67,707	$557

Non-cash investing activities:
Acquisition of property and equipment under capital lease obligations	$32	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

HPL Technologies, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

NOTE 1—General

    The condensed consolidated financial statements have been prepared by HPL Technologies, Inc., a Delaware company (the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended March 31, 2001 included in the Company's Registration Statement on Form S-1, as amended (File No. 333-61810). In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present a fair statement of financial position as of September 30, 2001, and results of operations for the three- and six-month periods ended September 30, 2001 and 2000, and cash flows for the six-month period ended September 30, 2001 and 2000, have been made. The results of operations for the three months ended September 30, 2001 are not necessarily indicative of the operating results for the full fiscal year or any future periods. Certain amounts for prior periods have been reclassified to conform to the current period presentation.

    The balance sheet as of March 31, 2001 has been derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. Such disclosures are contained in our Registration Statement on Form S-1, as amended.

    The preparation of condensed consolidated financial statements in conformity with generally accepted accounting principles in the United Stated States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    In July 2001, Heuristic Physics Laboratories, Inc. was effectively reincorporated in the state of Delaware. This was accomplished through a merger of a wholly-owned subsidiary of the Company, into Heuristic Physics Laboratories, Inc. and the conversion of all outstanding shares of common stock of Heuristic Physics Laboratories, Inc. into 1.7 shares of common stock of the Company. As the surviving corporation in the merger, Heuristic Physics Laboratories, Inc. continues to do business as a wholly-owned subsidiary of the Company. The merger was accounted for in a manner similar to a pooling of interest. The financial statements for all periods presented have been retroactively adjusted to reflect the merger and stock conversion.

    On July 31, 2001, the Company completed its initial public offering of 6,000,000 shares of common stock at $11 per share and commenced trading on the Nasdaq National Market. On August 22, 2001, the Company's underwriters exercised their over-allotment option and purchased 900,000 additional shares of common stock at $11 per share. Cash proceeds from the offering, net of commissions, discounts and offering expenses, totaled approximately $68.7 million.

NOTE 2—Income (loss) per share

    Basic and diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of shares of common stock outstanding during the period, less shares outstanding that are subject to repurchase. The calculation of diluted net income (loss) per share excludes shares of common stock that may be issued if the effect of their issuance is antidilutive.

Potential common stock consists of shares of common stock that are incremental common shares issuable upon the exercise of stock options and warrants, computed using the treasury stock method, and shares issuable upon conversion of the Company's convertible debenture, computed using the if-converted method.

    The following table presents the calculation of net income (loss) per common share—basic and diluted (in thousands, except per share information):

	Three Months Ended September 30,		Six Months Ended September 30,
	2001	2000	2001	2000
	(unaudited)		(unaudited)
Numerator:
Net income (loss)—basic	$1,121	$66	$1,547	$(195)
Adjustment for elimination of interest expense on assumed conversion of convertible debenture	19	30	38	—

Net income (loss)—diluted	$1,140	$96	$1,585	$(195)

Denominator:
Weighted average common shares outstanding — Basic	22,674	17,248	20,255	17,182
Adjustment for dilutive stock options	7,968	8,385	8,090	8,297
Adjustment for warrants	119	165	119	155
Adjustment for assumed conversion of convertible debentures	1,032	1,032	1,032	1,032

Weighted average common shares outstanding—diluted	31,793	26,830	29,496	26,666

Net income (loss) per common share—basic	$0.05	$0.00	$0.08	($0.01)

Net income (loss) per common share—diluted	$0.04	$0.00	$0.05	($0.01)

NOTE 3—Concentration of credit risk

    Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents and accounts receivable. Cash and cash equivalents are deposited with financial institutions that management believes are credit worthy. The Company performs ongoing credit evaluations of its customers' financial condition and, generally requires no collateral from its customers. At September 30, 2001, two customers accounted for 75% and 23% of the Company's accounts receivable respectively. At March 31, 2001, two customers accounted for 80% and 12% of the Company's accounts receivable, respectively.

    For the three months ended September 30, 2001, the Company derived revenue from five end-user customers that comprised 19%, 19%, 17%, 17% and 15% of the Company's total revenues, respectively. Four of the five customers representing 70% of the Company's total revenues were from sales made through the Company's distributor in Japan. For the six months ended September 30, 2001, six end-user customers comprised 18%, 17%, 16%, 11% 10% and 10% of the Company's total revenues, respectively. Five of the customers accounted for 64% of the Company's total revenues were from sales made through the Company's distributor in Japan.

    For the three months ended September 30, 2000, the Company derived revenues from two customers, which comprised 55% and 35% of the Company's total revenues, respectively. One customer representing 35% of the Company's total revenues were from sales made through the Company's distributor in Japan. The sales through the Company's distributor in Japan represented 35% of total revenues. For the six months ended September 30, 2000, three end-user customers comprised 34%, 22% and 17% of the Company's total revenues, respectively. Two customers representing 39% of the Company's total revenues were from sales made through distributor in Japan.

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

NOTE 5—Accrued liabilities and other

    Accrued liabilities and other consist of the following (in thousands):

	September 30, 2001	March 31, 2001
	(unaudited)
Payroll and related expenses	$865	$554
Professional service expenses	814	311
Capital lease obligations—current portion	62	62
Other accrued expenses	383	180

	$2,124	$1,107

NOTE 6—Convertible debenture

    In February 2000, the Company's wholly-owned subsidiary issued a $1.5 million convertible debenture against which all of its assets have been pledged as security. The debenture bears interest at the rate of 8% per annum. This debenture may be converted at any time at the option of the holder to common stock of the subsidiary, at a conversion price of $2.67 per share through March 31, 2000 and a conversion price of $4.20 per share after March 31, 2000. The debenture, if not converted, is due on February 15, 2005. The holder of the debenture has the right to demand repayment of the debenture upon certain conditions, including the completion of an equity or debt financing with proceeds greater than $5 million. To date, the holder of the debenture has not demanded repayment of the debenture.

    At September 30, 2001, the Company was not in compliance with certain non-financial covenants of the debenture. As a result, the debenture holder may declare all outstanding obligations under the debenture immediately due and payable and as such the debenture is classified as a current liability. If the Company repays the debenture, the debenture holder will forfeit its right to convert the debenture into shares of common stock.

    In connection with the reincorporation of Heuristic Physics Laboratories, Inc., the Company agreed to issue shares of common stock, at the stated exchange rate (or a total of 1,032,388 shares of common stock), in the event the holder of the debenture elects to convert it to common stock. If, notwithstanding such right to convert the debenture into shares of common stock of the Company, the holder elects to convert the debenture into shares of the subsidiary in accordance with the express terms of the of the debenture, the holder could receive up to 607,287 shares of common stock of Heuristic Physics Laboratories, Inc., representing approximately 5.5% of the outstanding stock of that company.

NOTE 7—Stock-based compensation

    In connection with the granting of stock options to employees, the Company recorded deferred stock-based charges, net of cancellations, totaling approximately $3,870,000 and $851,000 during the six months ended September 30, 2001 and 2000, respectively. These amount represent the difference between the exercise price at which the stock options were granted and the deemed fair value of our common stock for accounting purposes on the date of grant. Deferred stock based compensation is included as a component of stockholders' equity and is being amortized on an accelerated basis by charges to operations over the vesting period of the options, which is generally four years.

NOTE 8—Segment and geographic information

    The Company has determined that it has one reportable business segment: the sale of yield optimization software used in the semiconductor production process which consist of design, fabrication and test.

    For the three months ended September 30, 2001 sales to customers located in United States, Japan and the rest of the world accounted for 3%, 80%, and 17% of Company's total revenues, respectively. For the six months ended September 30, 2001 sales to customers located in United States, Japan, Singapore and the rest of the world accounted for 6%, 65%, 19% and 10% of Company's total revenues, respectively.

    For the three months ended September 30, 2000 sales to customers located in United States and Japan accounted for 64% and 36% of Company's total revenues, respectively. For the six month ended September 30, 2000 sales to customers located in United States, Japan and the rest of the world accounted for 52%, 40% and 8%, respectively.

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

    In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which is required to be applied starting with fiscal years beginning after December 15, 2001. SFAS No. 144 requires, amongst other things, the application of one accounting model for long-lived assets that are impaired or to be disposed of by sale. The adoption of SFAS No. 144 is not expected to have a significant impact on the Company's financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    Certain parts of this Quarterly Report on Form 10-Q, including those captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Legal Proceedings", may contain forward-looking statements that involve risks and uncertainties. Statements that are not statements of historical fact are forward-looking statements within the meaning of the Federal securities laws. These statements are based on current expectations, estimates and projections about the industries in which we operate, management's beliefs, and assumptions made by management. Specifically, the amount and timing of future sales, research and development expenses and results, industry demand, and competitive pressures could vary greatly and affect the results of operations. Readers should refer to a discussion under "Risk Factors" contained in HPL Technologies, Inc.'s Prospectus (Commission File No. 333-61810) filed with the Securities and Exchange Commission on July 31, 2001, concerning certain factors that could cause our actual results to differ materially from the results anticipated in such forward-looking statements. These Risk Factors are hereby incorporated by reference into this Quarterly Report.

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

    Revenues from software licenses are recognized upon execution of a binding agreement and delivery of the software, provided that: the fee is fixed or determinable; vendor-specific objective evidence exists to allocate a portion of the total license fee to any undelivered elements of the arrangement; collection is probable; there are no remaining obligations by us; and the agreement does not contain customer acceptance clauses. If customer acceptance clauses exist, revenues are recognized upon customer acceptance.

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

    Our standard payment terms for our customers provide for payment in 30 days. To date, we have not made concessions to secure payment of our receivables. However, it is frequently the case that our receivables are outstanding for a longer period than 30 days. Our accounts receivable from international customers have been outstanding longer than our domestic receivables and we expect this to continue to be the case. In each of the past three fiscal years, a relatively small number of customers have accounted for a large portion of our revenues, and the composition of our major customers has changed from year to year. This is because we currently have a limited sales force, our products have a lengthy sales cycle and we recognize relatively large license revenues upon entering into perpetual licensing agreements. For the three months ended September 30, 2001, five end customers accounted for 87% of our revenue compared to two end customers that accounted for 90% of our revenues for the three months ended September 30, 2000. As we expand our sales and marketing activities and increase our sales force, we expect to gain a larger number of customers and experience less significant customer concentration.

Results of Operations

Three months ended September 30, 2001 compared to three months ended September 30, 2000

Revenues

    Total revenues increased 112% to $7.0 million for the three months ended September 30, 2001, up from $3.3 million for the three months ended September 30, 2000. Total revenue for the six months ended September 30, 2001 was $12.5 million, compared with $5.2 million for the six months ended September 30, 2000, an increase of 140%.

    This increase was due to a rise in software license revenues primarily attributable to increased sales of our YIELDirector platform and related software modules, which we first introduced in the second half of our fiscal year ended March 31, 2000 ("Fiscal 2000"). The remainder of the increase in revenues was due to the increase in large number of customers, software maintenance contracts recognized ratably over the contract term and increased consulting activities.

Gross profit

    As a percentage of revenues, gross profit for the three months ended September 30, 2001 was 92% compared to gross profit of 94% for the three months ended September 30, 2000. Gross profit was unchanged for the six months ended September 30, 2001 and September 30, 2000 at 93%. Gross profit will continue to be affected by a variety of factors, particularly by the relative mix of revenue among software licenses, maintenance fees and consulting services.

Research and development expenses

    Research and development expenses for the three months ended September 30, 2001 increased to $1.5 million, up from $800,000 for the three months ended September 30, 2000. Research and development expenses for the six months ended September 30, 2001 were $2.6 million, compared with $1.7 million for the six months ended September 30, 2000. The absolute dollar increases in both the three-month and six-month periods ended September 30, 2001 were primarily due to increased personnel costs and the hiring of additional technical staff. As a percentage of total revenue, research and development expenses were 21% for the three months ended September 30, 2001, compared to 23% for the three months ended September 30, 2000. Research and development expenses as a percentage of total revenue were 21% for the six months ended September 30, 2001, compared to 33% for the six months ended September 30, 2000. Research and development spending decreased as a percentage of total revenue due to the faster pace at which revenues grew during this period. With the planned ongoing expansion of our research and development activities, we expect research and development costs to continue increasing in absolute terms in future periods.

Selling, general and administrative expenses

    Selling, general and administrative expenses for the three months ended September 30, 2001 were $2.1 million, compared with $933,000 for the three months ended September 30, 2000. Selling, general and administrative expenses of the six months ended September 30, 2001 were $4.1 million, compared with $2.0 million for the six months ended September 30, 2000. This change was due to increased costs related to personnel, legal and other professional services incurred in connection with the expansion of our sales and marketing department and our initial public offering. As a percentage of total revenue, selling, general and administrative expenses were 29% for the three months ended September 30, 2001, compared to 28% for the three months ended September 30, 2000. Selling, general and administrative expenses as a percentage of total revenue were 33% for the six months ended September 30, 2001, compared to 37% for the six months ended September 30, 2000. We expect selling, general and administrative expenses may increase in absolute dollars in future periods as a result of growth and increased sales and marketing efforts and as we continue to expand our operations as a public company.

Stock-based compensation

    Stock-based compensation expense for the three months ended September 30, 2001 decreased to $818,000, compared with $1.1 million for the three months ended September 30, 2000. Stock-based compensation expense for the six months ended September 30, 2001 and for the six months ended September 30, 2000 remained unchanged at $1.8 million. As a result of electing to record stock-based compensation charges on an accelerated basis, we expect stock-based compensation charges to decrease in future periods.

Income (loss) from operations

    Income from operations for the three months ended September 30, 2001 was $2.1 million, or 30% of total revenue, compared to $280,000 or 8% of total revenue for the three months ended September 30, 2000. Income from operations for the six months ended September 30, 2001 was $3.1 million, or 25% of total revenue, compared to loss from operation of $(595,000) for the six months ended September 30, 2000. The improvement in income from operations is attributable to the launch of a new product in the second half of fiscal 2000 and greater revenue growth relative to expenses in this period.

Provision for (benefit from) income taxes

    Our effective tax rate for the three months ended September 30, 2001 was 54.0%, compared to a benefit of (72.5%) for the three months ended September 30, 2000. This change is due to the exhaustion of net losses from operations carried forward from prior periods. The provision for income taxes for the three months ended September 30, 2001 and 2000 reflect the non-deductibility for income tax purposes of stock-based compensation. The effective rates are based on statutory federal and state tax rates net of the estimated realization of deferred tax assets.

Net income (loss) per share

    Net income for the three months ended September 30, 2001 was $1.1 million compared to $66,000 for the three months ended September 30, 2000. Net income per common share on a diluted basis for the three months ended September 30, 2001 was $0.04 per share, compared to $0.00 per share for the three months ended September 30, 2000.

Liquidity and Capital Resources

    As of our September 30, 2001, we had cash and cash equivalents of $67.7 million, compared to $1.0 million as of March 31, 2001. Our working capital as of September 30, 2001 was $68.5 million.

    Net cash provided from operating activities for the six months ended September 30, 2001 was approximately $1.6 million compared to net cash provided by operating activities of approximately $505,000 for the six months ended September 30, 2000. This increase in cash flow from operations was primarily due to increased revenues and greater profitability, increase in accounts payable, accrued liabilities and income taxes payable, offset, in part by increase in accounts receivable at September 30, 2001. Our standard payment terms for our customers provide for payment in 30 days. Although our payment terms are stated in our customer agreements, our experience with certain customers is that they take longer to pay and that some payments from foreign customers are not received for up to 180 days. We expect that our accounts receivable relative to sales may continue to expand in future periods if our international sales continue to grow as a percentage of sales.

    Net cash used in investing activities was $3.4 million and $30,000 for the six months ended September 30, 2001 and 2000, respectively. Our investing activities consisted primarily of a loan made to an employee, and certain equipment purchases for research and development. The loan to employee was an advance to pay his withholding taxes due upon exercise of a stock option to purchase 1,632,000 shares of common stock. The loan, which bears interest at a rate of 5% per annum and is due on September 21, 2003, is secured by 1.3 million shares of Company common stock held by the employee.

    Net cash provided by financing activities was $68.5 million for the six months ended September 30, 2001, primarily from our initial public offering and proceeds from exercise of stock options, partially offset by the repayment of notes payable.

    Net cash used in financing activities was $96,000 for the six months ended September 30, 2000, primarily from repayments of notes payable.

    We are currently not in compliance with certain non-financial covenants of the $1.5 million secured convertible debenture issued by our subsidiary to Applied Materials, and as a result Applied Materials may declare all outstanding obligations under the debenture immediately due and payable.

    We believe our cash and cash equivalents combined with cash we expect to generate from operations, will be sufficient to meet our capital requirements for at least the next twelve months. Our future capital requirements will depend on many factors, including the rate of revenue growth, profitability, spending on research and development programs, expansion of sales and marketing and administrative activities, introductions of new products and product enhancements, and market acceptance of our products.

Recent accounting pronouncements

    In July 2001, the FASB issued SFAS No. 141, "Business Combinations". SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The adoption of SFAS No. 141 is not expected to have a significant impact on the Company's consolidated financial statements.

    In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", which is required to be applied starting with fiscal years beginning after December 15, 2001. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, SFAS No. 142 includes provisions upon adoption for the classification of certain existing recognized intangibles as goodwill, assessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. SFAS No. 142 will be adopted by the Company in the first quarter of fiscal 2003 and is not expected to have a material impact on its consolidated financial statements.

    In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which is required to be applied starting with fiscal years beginning after December 15, 2001. SFAS No. 144 requires, amongst other things, the application of one accounting model for long-lived assets that are impaired or to be disposed of by sale. The adoption of SFAS No. 144 is not expected to have a significant impact on the Company's financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

    Our sales are denominated in US dollars and, as a result, we feel we have relatively little exposure to foreign currency exchange risk with respect to revenues. However, our international subsidiaries' books and records are maintained in the local currency. As a result, our financial statements are remeasured into US dollars using a combination of current and historical exchange rates. Exchange rate fluctuations are recorded as gains and losses in interest and other income. The foreign currency transaction gains and losses were not significant in any of the periods presented.

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

Item 2. Changes in Securities and Use of Proceeds

    USE OF PROCEEDS FROM REGISTERED SECURITIES.

    Our Registration Statement on Form S-1 (Commission File No. 333-61810) for our initial public offering of common stock was declared effective on July 30, 2001. We sold a total of 6,900,000 shares of common stock to an underwriting syndicate for aggregate gross offering proceeds of $75.9 million. In connection with this offering, we incurred total expenses of approximately $7.2 million, consisting of $5.3 million for underwriting discounts and commissions, and approximately $1.9 million of other expenses. None of these expenses were paid directly or indirectly to any of our directors, officers, or their associates, persons owning 10% or more of any class of the our securities, or affiliates of the corporation. Offering proceeds, net of expenses were approximately $68.7 million. We have applied the proceeds to cash and temporary investments in a commercial money market investment account.

Item 3. Defaults Upon Senior Securities

    Please refer to the discussion of our secured convertible debenture contained herein under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

Item 6. Exhibits and Reports on Forms 8-K

(a)

10.1	HPL Technologies, Inc. 2001 Foreign Subsidiary Employee Stock Purchase Plan, as amended.
10.2	Security Agreement, dated September 21, 2001, by and between Philip Gruebele and HPL Technologies, Inc.
(b)
None.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 14, 2001	HPL TECHNOLOGIES, INC.
	By:	/s/ Y. DAVID LEPEJIAN Y. David Lepejian President and Chief Executive Officer
	By:	/s/ ITA GEVA Ita Geva Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

10.1	HPL Technologies, Inc. 2001 Foreign Subsidiary Employee Stock Purchase Plan, as amended.
10.2	Security Agreement, dated September 21, 2001, by and between Philip Gruebele and HPL Technologies, Inc.

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
  Item 6. Exhibits and Reports on Forms 8-K
SIGNATURES
EXHIBIT INDEX