Form 10-Q
period 2001-12-31
HPL TECHNOLOGIES INC
filed 2002-02-14
CIK 1121980

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2001
OR
/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO

Commission file number 000-32967

HPL TECHNOLOGIES, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	77-0550714
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

As of January 31, 2002, there were 27,536,991 shares of Common Stock outstanding.

HPL Technologies, Inc.
Table of Contents

HPL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(unaudited)

Item 1. Condensed Consolidated Financial Statements

	December 31, 2001	March 31, 2001
Assets
Current assets:
Cash and cash equivalents	$63,621	$989
Accounts receivable, net	15,565	4,828
Prepaid expenses and other current assets	1,220	971

Total current assets	80,406	6,788
Property and equipment, net	1,510	478
Other assets	4,220	206
Goodwill and other intangible assets, net	11,707	32

Total assets	$97,843	$7,504

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,682	$415
Accrued liabilities and other	5,220	2,659
Deferred revenue	2,061	2,407
Convertible debenture	1,500	1,500

Total current liabilities	10,463	6,981
Capital lease obligations, net of current portion	96	95
Notes payable, net of current portion	—	200

Total liabilities	10,559	7,276

Stockholders' equity:
Common stock	27	18
Additional paid-in capital	90,883	5,715
Deferred stock-based compensation	(3,007)	(1,512)
Accumulated other comprehensive loss	(517)	—
Accumulated deficit	(102)	(3,993)

Total stockholders' equity	87,284	228

Total liabilities and stockholders' equity	$97,843	$7,504

The accompanying notes are an integral part of these condensed consolidated financial statements.

HPL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	December 31, 2001	December 31, 2000	December 31, 2001	December 31, 2000
Revenues:
Software licenses	$8,713	$2,853	$19,786	$7,119
Consulting services, maintenance and other	2,190	898	3,656	1,856

Total revenues	10,903	3,751	23,442	8,975

Cost of revenues:
Software licenses	260	29	652	61
Consulting services, maintenance and other(1)	824	505	1,293	834

Total cost of revenues	1,084	534	1,945	895

Gross profit	9,819	3,217	21,497	8,080

Operating expenses:
Research and development(1)	1,431	831	4,043	2,539
Selling, general and administrative(1)	2,846	1,457	6,991	3,376
Stock-based compensation	828	276	2,651	2,107

Total operating expenses	5,105	2,564	13,685	8,022

Income from operations	4,714	653	7,812	58
Interest income (expense) and other income, net	383	(29)	649	(140)

Income (loss) before income taxes	5,097	624	8,461	(82)
Provision for (benefit from) income taxes	2,753	452	4,570	(59)

Net income (loss)	$2,344	$172	$3,891	$(23)

Net income (loss) per share:
Basic	$0.09	$0.01	$0.17	$(0.00)

Diluted	$0.07	$0.01	$0.12	$(0.00)

Shares used in computing per share amounts:
Basic	27,015	17,816	22,563	17,396

Diluted	35,073	27,684	31,323	17,396

(1) Excludes the following stock-based compensation charges:
Cost of revenues	$9	$18	$32	$44
Research and development	131	75	552	239
Selling, general and administrative	688	183	2,067	1,824

	$828	$276	$2,651	$2,107

The accompanying notes are an integral part of these condensed consolidated financial statements.

HPL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended December 31,
	2001	2000
Cash flows from operating activities:
Net income (loss)	$3,891	$(23)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	373	374
Accreted interest expense	—	58
Stock-based compensation	2,651	2,107
Tax benefit from exercise of non-qualified stock options	4,085	—
Loss on disposal of property and equipment	—	92
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(10,393)	(2,843)
Prepaid expenses and other current assets	(910)	218
Accounts payable	543	1,273
Accrued liabilities and other	678	(609)
Deferred revenue	(1,922)	(336)

Net cash provided by (used in) operating activities	(1,004)	311

Cash flows from investing activities:
Purchase of property and equipment	(1,106)	(71)
Acquisitions, net of cash acquired	(498)	—
Issuance of notes receivable	(2,745)	—

Net cash used in investing activities	(4,349)	(71)

Cash flows from financing activities:
Repayment of notes payable	(284)	(220)
Proceeds from issuance of common stock, net	68,797	45
Proceeds from line of credit	84	—
Principal payments on capital lease obligations	(95)	(62)

Net cash provided by (used in) financing activities	68,502	(237)

Net increase in cash and cash equivalents	63,149	3
Effect of exchange rate changes on cash and cash equivalents	(517)	—
Cash and cash equivalents, beginning of period	989	178

Cash and cash equivalents, end of period	$63,621	$181
Non-cash investing activities:
Acquisition of property and equipment under capital lease obligations	$113	$—
Issuance of common stock and assumption of options related to acquisition	$8,255	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

HPL Technologies, Inc.

Notes to the unaudited Condensed Consolidated Financial Statements

NOTE 1—General

The unaudited condensed consolidated financial statements have been prepared by HPL Technologies, Inc., a Delaware company (the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended March 31, 2001 included in the Company's Registration Statement on Form S-1, as amended (File No. 333-61810). In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present a fair statement of financial position as of December 31, 2001, and results of operations for the three and nine months ended December 31, 2001 and 2000, and cash flows for the nine-month period ended December 31, 2001 and 2000, have been made. The results of operations for the three and nine months ended December 31, 2001 are not necessarily indicative of the operating results for the full fiscal year or any future periods. Certain amounts for prior periods have been reclassified to conform to the current period presentation.

The balance sheet as of March 31, 2001 has been derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. Such disclosures are contained in our Registration Statement on Form S-1, as amended.

The preparation of condensed consolidated financial statements in conformity with generally accepted accounting principles in the United Stated States of America requires management to make estimates and assumptions that affect the results reported in the financial statements. These estimates may affect the amounts of assets and liabilities reported in the balance sheet, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting periods presented. Actual results may differ from those estimates.

In July 2001, Heuristic Physics Laboratories, Inc. was effectively reincorporated in the state of Delaware. This was accomplished through a merger of a wholly-owned subsidiary of the Company, into Heuristic Physics Laboratories, Inc. and the conversion of all outstanding shares of common stock of Heuristic Physics Laboratories, Inc. into 1.7 shares of common stock of the Company. Heuristic Physics Laboratories, Inc. continues to do business as a wholly-owned subsidiary of the Company. The merger was accounted for in a manner similar to a pooling of interests. The financial statements for all periods presented have been retroactively adjusted to reflect the merger and stock conversion.

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

NOTE 2—Income (loss) per share

Basic and diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net income (loss) per share excludes shares of common stock that may be issued if the effect of their issuance is antidilutive. Potential common stock consists of shares of common stock that are incremental common shares issuable upon the exercise of stock options and warrants, computed using the treasury stock method, and shares issuable upon conversion of the Company's convertible debenture, computed using the if-converted method.

        The following table presents the calculation of net income (loss) per common share—basic and diluted (in thousands, except per share information):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2001	2000	2001	2000
	(unaudited)		(unaudited)
Numerator:
Net income (loss) — basic	$2,344	$172	$3,891	$(23)
Adjustment for elimination of interest expense on assumed conversion of convertible debenture	19	30	57	—

Net income (loss) — diluted	$2,363	$202	$3,948	$(23)

Denominator:
Weighted average common shares outstanding — Basic	27,015	17,816	22,563	17,396
Adjustment for dilutive stock options	6,906	8,657	7,608	—
Adjustment for warrants	120	179	120	—
Adjustment for assumed conversion of convertible debentures	1,032	1,032	1,032	—

Weighted average common shares outstanding-diluted	35,073	27,684	31,323	17,396

Net income (loss) per common share-basic	$0.09	$0.01	$0.17	$(0.00)

Net income (loss) per common share-diluted	$0.07	$0.01	$0.12	$(0.00)

NOTE 3—Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents, accounts receivable and a note receivable. Cash and cash equivalents are deposited with financial institutions that management believes are credit worthy. The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral from its customers. At December 31, 2001, two customers accounted for 80% and 18% of the Company's accounts receivable, respectively. At March 31, 2001, two customers accounted for 80% and 12% of the Company's accounts receivable, respectively.

The Company is holding approximately 1.3 million shares of its common stock with a market value of approximately $23 million at December 31, 2001 as collateral for a note receivable from an employee totaling approximately $2.7 million which is included in other assets on the condensed consolidated balance sheet. The note receivable bears interest at 5% per annum and is due on September 21, 2003.

For the three months ended December 31, 2001, the Company derived 84% of its revenue from six end-user customers that individually represented 17%, 16%, 15%, 15%, 11% and 10% of the Company's total revenues, respectively. Sales to four of these end-user customers, representing in aggregate 63% of the Company's total revenues for that period, were made through the Company's distributor in Japan. For the nine months ended December 31, 2001, the Company derived 55% of its revenue from four end-user customers that individually represented 16%, 15%, 12% and 12% of the Company's total revenues, respectively. Sales to three of these end-user customers, representing in aggregate 43% of the Company's total revenues for that period, were made through the Company's distributor in Japan.

For the three months ended December 31, 2000, the Company derived 72% of its revenues from two end-user customers that individually represented 48% and 24% of the Company's total revenues, respectively. Sales to one of these end-user customers, representing 48% of the Company's total revenues for that period, were made through the Company's distributor in Japan. In aggregate, sales through the Company's distributor in Japan represented 59% of total revenues for the three months ended December 31, 2000. For the nine months ended December 31, 2000, the Company derived 77% of its revenues from three end-user customers that individually represented 31%, 30% and 16% of the Company's total revenues, respectively. Sales to these two end-user customers, representing 47% of the Company's total revenues for that period, were made through the Company's distributor in Japan.

NOTE 4—Foreign currency translation

The Company's Japanese subsidiary, established in October 2001, uses the Japanese Yen as its functional currency. The Company translates assets and liabilities to U.S. dollars at the current exchange rate as of the applicable balance sheet date. Revenue and expenses are translated at the average exchange rates prevailing during the period. Adjustments resulting from the translation of the Japanese subsidiary financial statements are recorded as accumulated other comprehensive income (loss) in stockholders' equity.

NOTE 5—Comprehensive income (loss)

Comprehensive income (loss) consists of gains and losses that are not recorded in the statements of operations but instead are recorded directly to stockholders' equity. For the three and nine months ended December 31, 2001, comprehensive income was $1,827,000 and $3,374,000 respectively. Accumulated other compensation loss, as presented in the accompanying consolidated balance sheets, consists of the net unrealized loss on the cumulative translation adjustment.

NOTE 6—Accrued liabilities and other

Accrued liabilities and other consist of the following (in thousands):

	December 31, 2001	March 31, 2001
	(unaudited)
Payroll and related expenses	$624	$554
Professional service expenses	867	311
Capital lease obligations — current portion	79	62
Income taxes payable	2,123	1,552
Other accrued expenses	1,527	180

	$5,220	$2,659

NOTE 7—Convertible debenture

In February 2000, Heuristic Physics Laboratories, Inc. ("HPLI"), a wholly-owned subsidiary of the Company, issued a $1.5 million convertible debenture and pledged all of its assets to secure the debenture. The debenture bears interest at the rate of 8% per annum. This debenture may be converted at any time at the option of the holder to HPLI common stock, at a conversion price of $2.47 per share after March 31, 2000. The debenture, if not converted, is due on February 15, 2005. With the completion of the Company's initial public offering in July 2001, the holder of the debenture has the right to demand repayment of the debenture.

At December 31, 2001, the Company was not in compliance with certain non-financial covenants of the debenture. As a result, the debenture holder may declare all outstanding obligations under the debenture immediately due and payable and as such the debenture is classified as a current liability. To date, the holder of the debenture has not demanded repayment of the debenture. If the Company repays the debenture, the debenture holder will forfeit its right to convert the debenture into shares of common stock.

In connection with the reincorporation of HPLI and in the event the holder of the debenture elects to convert the debenture into common stock of the Company, the Company may issue up to 1,032,388 shares of its common stock. If, notwithstanding such right to convert the debenture into shares of common stock of the Company, the holder elects to convert the debenture into HPLI stock in accordance with the express terms of the debenture, the holder could receive up to 607,287 shares of common stock of Heuristic Physics Laboratories, Inc., representing approximately 5.5% of the outstanding stock of that subsidiary.

NOTE 8—Stock-based compensation

In connection with the granting of stock options to employees, the Company recorded deferred stock-based charges, totaling approximately $3,870,000 and $1,023,000 during the nine months ended December 31, 2001 and 2000, respectively. These amounts represent the difference between the exercise price at which the stock options were granted and the deemed fair value of the Company's common stock for accounting purposes on the date of grant, and are included as components of stockholders' equity. In addition, for the nine months ended December 31, 2001 the Company recorded $106,000 of deferred stock-based compensation related to its acquisition of FabCentric, Inc. These stock-based compensation amounts are being amortized on an accelerated basis by charges to operations over the vesting period of the options, which is generally four years.

NOTE 9—Segment and geographic information

The Company has determined that it has one reportable business segment: the sale of yield optimization software used in the semiconductor production process.

For the three months ended December 31, 2001, sales to end-user customers located in the United States, Japan and the rest of the world accounted for 11%, 84%, and 5% of the Company's total revenues, respectively. For the nine months ended December 31, 2001, sales to end-user customers located in the United States, Japan, Singapore and the rest of the world accounted for 8%, 74%, 10% and 8% of the Company's total revenues, respectively.

For the three months ended December 31, 2000, sales to end-user customers located in the United States, Japan and the rest of the world accounted for 38%, 57% and 5% of the Company's total revenues, respectively. For the nine months ended December 31, 2000, sales to end-user customers located in the United States, Japan and the rest of the world accounted for 46%, 47% and 7% of the Company's total revenues, respectively.

NOTE 10—Acquisitions

On October 4, 2001, the Company's Japanese subsidiary, HPL Japan KK, acquired all outstanding shares of Tyecin-Innotech Corporation, a corporation organized under the laws of Japan ("Tyecin"), for approximately $789,000 in cash. The results of Tyecin have been included in the consolidated financial statements since the October 4, 2001 acquisition date. The transaction was accounted for using the purchase method of accounting. The purchase price was allocated to tangible net assets acquired of approximately $509,000 and goodwill of approximately $280,000.

On December 5, 2001, the Company acquired FabCentric, Inc. ("FabCentric"), a design yield optimization and productivity improvement software company. The results of FabCentric have been included in the consolidated financial statements since the December 5, 2001 acquisition date. In connection with the merger, each share of FabCentric common, preferred A and preferred B stock outstanding immediately prior to the consummation of the merger was converted into the right to receive 0.0129946, 0.0600401 and 0.141136, respectively, shares of the Company's common stock and the Company assumed FabCentric's outstanding stock options. As a result, the Company issued 703,355 shares of its common stock and assumed options to acquire 23,321 shares of the Company's common stock. The transaction was accounted for using the purchase method of accounting. The acquisition of FabCentric will increase the suite of products that the Company will offer to its customers.

The estimated purchase price was approximately $8.5 million, measured as the average fair market value of the Company's outstanding common stock from December 3 to December 4, 2001, two trading days before the merger agreement was announced plus the Black-Scholes calculated value of the options of FabCentric assumed by the Company in the merger, and other costs directly related to the merger as follows (in thousands):

Fair market value of common stock	$8,032
Fair market value of options assumed	223
Acquisition-related costs	250

Total	$8,505

        The preliminary allocation of the purchase price to assets acquired and liabilities assumed is as follows (in thousands):

Tangible assets acquired	$253
Net deferred tax asset	1,182
Deferred compensation	106
Liabilities assumed	(4,493)
Intangible assets acquired	906
Goodwill	10,551

Net assets acquired	$8,505

Deferred compensation acquired in connection with the merger will be amortized over a four-year period. Acquired intangible assets will be amortized over their estimated useful life of six months to three years. Amounts allocated to goodwill will not be amortized.

The following unaudited pro forma revenues, net income (loss) and net income (loss) per share data for the three and nine months ended December 31, 2001 and 2000 are based on the respective historical financial statements of the Company and FabCentric. The pro forma data reflects the consolidated results of operations as if the merger with FabCentric occurred at the beginning of each of the periods indicated and includes the amortization of intangible assets and deferred compensation. The pro forma financial data presented are not necessarily indicative of the Company's results of operations that might have occurred had the transaction been completed at the beginning of the periods specified, and do not purport to represent what the Company's consolidated results of operations might be for any future period.

	Three Months Ended December 30,		Nine Months Ended December 30,
	2001	2000	2001	2000
	(Unaudited Pro forma)
Net revenues	$10,929	$3,757	$23,713	$8,981
Net income (loss)	$1,412	$(670)	$1,169	$(1,584)
Net income (loss) per share:
Basic	$0.05	$(0.04)	$0.05	$(0.09)
Diluted	$0.04	$(0.04)	$0.04	$(0.09)
Shares used in computing per share amounts:
Basic	27,520	18,519	23,200	18,099
Diluted	35,588	18,519	31,973	18,099

NOTE 11—Recent accounting pronouncements

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations." SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The adoption of SFAS No. 141 has not had a significant impact on the Company's consolidated financial statements.

In July 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets", which is required to be applied starting with fiscal years beginning after December 15, 2001. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, SFAS No. 142 includes provisions upon adoption for the classification of certain existing recognized intangibles as goodwill, assessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. SFAS No. 142 will be fully adopted by the Company no later than the first quarter of fiscal 2003 and is not expected to have a material impact on its consolidated financial statements. The Company is applying provisions of SFAS No.142 for any business combination consummated on or after July 1, 2001.

In October 2001, the FASB issued Statement of Financial Accounting Standards No.144, "Accounting for the Impairment or Disposal of Long-Lived Assets"("SFAS 144"), which is required to be applied starting with fiscal years beginning after December 15, 2001. SFAS 144 requires, amongst other things, the application of one accounting model for long-lived assets that are impaired or to be disposed of by sale. The adoption of SFAS 144 is not expected to have a significant impact on the Company's financial statements.

NOTE 12—Subsequent Event

On January 29, 2002, the Company entered into a definitive agreement to acquire all outstanding shares and options of Covalar Technology Group Inc. and its wholly-owned subsidiary, TestChip Technologies, Inc. ("TestChip"), for $10 million in cash and up to 1.9 million shares of the Company's common stock, for an estimated purchase price of approximately $35 million. In addition, the Company may issue up to 600,000 additional shares of common stock if TestChip exceeds certain revenue levels during the 12 months following the closing of the transaction. Such additional shares, if any, would be accounted for as additional purchase price. This acquisition will be accounted for as a purchase. TestChip provides proprietary software and a library of parameterized soft intellectual property which enables the acceleration of the time-to-production for new semiconductor processes.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        Certain parts of this Quarterly Report on Form 10-Q, including the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Legal Proceedings," may contain forward-looking statements that involve risks and uncertainties. Statements that are not historical fact are forward-looking statements within the meaning of the Federal securities laws. These statements are based on current expectations, estimates and projections about the industries in which we operate and management's beliefs, and assumptions. Specifically, the amount and timing of future sales, research and development expenses and results, industry demand, and competitive pressures could vary greatly and affect the results of operations. Readers should refer to a discussion under "Risk Factors" contained in HPL Technologies, Inc.'s Prospectus dated July 31, 2001, concerning certain factors that could cause our actual results to differ materially from the results anticipated in such forward-looking statements. These Risk Factors are incorporated by reference into this Quarterly Report.

Overview

        We provide comprehensive yield-optimization software and services to the semiconductor industry. We license our software products and sell related services through our direct sales force, our Japanese distributor, Canon, and semiconductor equipment manufacturers ("OEMs") that bundle our software with their hardware.

        On October 4, 2001, our Japanese subsidiary, HPL Japan KK, acquired all outstanding shares of Tyecin-Innotech Corporation, a corporation organized under the laws of Japan ("Tyecin"), for approximately $789,000 in cash. The transaction was accounted for using the purchase method of accounting. The purchase price was allocated to tangible net assets acquired of approximately $509,000 and goodwill of approximately $280,000.

        On December 5, 2001, we acquired FabCentric, Inc. ("FabCentric"), a design yield optimization and productivity improvement software company for an estimated purchase price of approximately $8.5 million. In connection with the merger, all of the shares of FabCentric's common, preferred A and preferred B stock outstanding immediately prior to the consummation of the merger were converted into 703,355 shares of our common stock. We also assumed FabCentric's outstanding stock options, which converted into options to purchase 23,321 shares of our common stock. The transaction was accounted for using the purchase method of accounting.

        On January 29, 2002, we entered into a definitive agreement to acquire all outstanding shares and options of Covalar Technology Group Inc. and its wholly-owned subsidiary, TestChip Technologies, Inc. ("TestChip"), for $10 million in cash and up to 1.9 million shares of our common stock, for an estimated purchase price of approximately $35 million. In addition, we may issue up to 600,000 additional shares of common stock if TestChip exceeds certain revenue levels during the 12 months following the closing of the transaction. This acquisition will be accounted for as a purchase. TestChip provides proprietary software and a library of parameterized soft intellectual property which enables the acceleration of the time-to-production for new semiconductor processes.

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

        Our standard payment terms for our customers provide for payment in 30 days. To date, we have not made concessions to secure payment of our receivables. However, it is frequently the case that our receivables are outstanding for a longer period than 30 days. Our accounts receivable from international customers have been outstanding longer than our domestic receivables and we expect this to continue to be the case. In each of the past three fiscal years, a relatively small number of customers have accounted for a large portion of our revenues, and the composition of our major customers has changed from year to year. This is because we currently have a limited sales force, our products have a lengthy sales cycle and we recognize relatively large license revenues upon entering into perpetual licensing agreements. For the three months ended December 31, 2001, six end-user customers accounted for 82% of our revenue compared to two end-user customers that accounted for 72% of our revenues for the three months ended December 31, 2000. As we expand our sales and marketing activities and increase our sales force, we expect to gain a larger number of customers and experience less significant customer concentration.

Results of Operations

Three and nine months ended December 31, 2001 compared to three and nine months ended December 31, 2000

Revenues

        Total revenues increased 191% to $10.9 million for the three months ended December 31, 2001, up from $3.8 million for the three months ended December 31, 2000. Revenues from the three months ended December 31, 2001 includes revenue of approximately $400,000 from a favorable arbitration ruling.

        Total revenues for the nine months ended December 31, 2001 were $23.4 million, compared with $9.0 million for the nine months ended December 31, 2000, an increase of 161%.

        The growth in revenues during the three months ended December 31, 2001, was primarily due to increased license sales of the Company's YIELDirector platform and related software modules, increased software maintenance revenues from an expanded customer base, increased consulting activities and the acquisitions of Tyecin and FabCentric.

Gross profit

        As a percentage of revenues, gross profit for the three months ended December 31, 2001 was 90% compared to gross profit of 86% for the three months ended December 31, 2000. Gross profit for the nine months ended December 31, 2001 was 92% compared to gross profit of 90% for the nine months ended December 31, 2000. Gross profit will continue to be affected by a variety of factors, particularly by the relative mix of revenue among software licenses, maintenance fees, consulting services and any potential acquisitions.

Research and development expenses

        Research and development expenses for the three months ended December 31, 2001 increased to $1.4 million, up from $831,000 for the three months ended December 31, 2000. Research and development expenses for the nine months ended December 31, 2001 were $4.0 million, compared with $2.5 million for the nine months ended December 31, 2000. The absolute dollar increases in both the three- and nine-month periods ended December 31, 2001 were primarily due to increased personnel costs and from our acquisitions. As a percentage of total revenue, research and development expenses were 13% for the three months ended December 31, 2001, compared to 22% for the three months ended December 31, 2000. Research and development expenses as a percentage of total revenue were 17% for the nine months ended December 31, 2001, compared to 28% for the nine months ended December 31, 2000. Research and development spending decreased as a percentage of total revenue due to the faster pace at which revenues grew during this period. With the planned ongoing expansion of our research and development activities and acquisitions, we expect research and development costs to continue increasing in absolute terms in future periods, though not necessarily increasing as a percentage of revenues.

Selling, general and administrative expenses

        Selling, general and administrative expenses for the three months ended December 31, 2001 were $2.8 million, compared with $1.5 million for the three months ended December 31, 2000. Selling, general and administrative expenses for the nine months ended December 31, 2001 were $7.0 million, compared with $3.4 million for the nine months ended December 31, 2000. This change for the three and nine month periods was due to increased costs related to personnel, legal and other professional services incurred in connection with the expansion of our sales and marketing department, the cost of operating as an public company and acquisitions. As a percentage of total revenues, selling, general and administrative expenses were 26% and 39% for the three-month periods ended December 31, 2001 and 2000, respectively, and were 30% and 38% for the nine-month periods ended December 31, 2001 and 2000, respectively. We expect selling, general and administrative expenses to increase in absolute dollars in future periods as a result of growth, increased sales and marketing efforts and as we continue to expand our operations both internally and through acquisitions.

Stock-based compensation

        Stock-based compensation expense for the three months ended December 31, 2001 increased to $828,000, compared with $276,000 for the three months ended December 31, 2000. Stock-based compensation expense for the nine months ended December 31, 2001 was $2.7 million, compared with $2.1 million for the nine months ended December 31, 2000. As a result of acquisitions, we expect stock-based compensation charges in the near term to increase. This may change and will be subject to any stock-based compensation charges we may incur a result of future acquisitions.

Provision for (benefit from) income taxes

        Our effective tax rate for the three months ended December 31, 2001 was 54.0%, compared to 72.4% for the three months ended December 31, 2000. The provision for income taxes for the three months ended December 31, 2001 and 2000 reflect the non-deductibility for income tax purposes of stock-based compensation. The effective rates are based on statutory Federal and state tax rates, net of the estimated realization of deferred tax assets.

Liquidity and Capital Resources

        As of December 31, 2001, the Company had cash and cash equivalents of $63.6 million, compared to $1.0 million as of March 31, 2001. Our working capital as of December 31, 2001 was $69.9 million.

        Net cash used in operating activities for the nine months ended December 31, 2001 was approximately $900,000 compared to net cash provided by operating activities of approximately $311,000 for the nine months ended December 31, 2000. Net cash used in operating activities resulted from an increase in accounts receivable, offset partially by an increase in accounts payable, accrued liabilities and an increase in profitability. Our standard payment terms for our customers provide for payment in 30 days. Although our payment terms are stated in our customer agreements, our experience with certain customers is that they take longer to pay and that some payments from international customers are not received for up to 180 days.

        Net cash used in investing activities was $4.3 million and $71,000 for the nine months ended December 31, 2001 and 2000, respectively. Our investing activities for the nine months ended December 31, 2001 consisted primarily of the acquisition of Tyecin, a loan made to an employee and equipment purchases. The loan to the employee was an advance to pay withholding taxes due upon exercise of a stock option to purchase 1,632,000 shares of common stock. The loan, which bears interest at a rate of 5% per annum and is due on September 21, 2003, is collateralized by 1.3 million shares of Company's common stock held by the employee with a market value of approximately $23 million at December 31, 2001.

        Net cash provided by financing activities was $68.4 million for the nine months ended December 31, 2001, primarily from our initial public offering completed in August 2001, and proceeds from exercise of stock options, partially offset by the repayment of notes payable. Net cash used in financing activities was $237,000 for the nine months ended December 31, 2000, primarily from repayments of notes payable and capital lease obligations.

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

        We believe that the proceeds from our initial public offering, combined with cash we expect to generate from operations, will be sufficient to meet our capital requirements for at least the next twelve months. Our future capital requirements will depend on many factors, including the rate of revenue growth, profitability, spending on research and development programs, expansion of sales and marketing and administrative activities, introductions of new products and product enhancements, market acceptance of our products and acquisitions of other companies or technologies.

        On January 29, 2002, we signed a definitive agreement to acquire all outstanding shares and options of Covalar Technology Group Inc. and its wholly-owned subsidiary, TestChip Technologies, Inc. ("TestChip"), for $10 million in cash and 1.9 million shares and options to acquire shares, in the aggregate of our common stock for estimated purchase price of approximately $35 million. In addition, we may issue up to 600,000 additional shares of common stock if TestChip exceeds certain revenue levels during the 12 months following the closing of the transaction. This acquisition will be accounted for as a purchase and is expected to be accretive after any potential one-time charges. TestChip provides proprietary software and a library of parameterized soft intellectual property which enables the acceleration of the time-to-production for new semiconductor processes.

Recent accounting pronouncements

        In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations". SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The adoption of SFAS No. 141 has not had a significant impact on the Company's consolidated financial statements.

        In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", which is required to be applied starting with fiscal years beginning after December 15, 2001. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, SFAS No. 142 includes provisions upon adoption for the classification of certain existing recognized intangibles as goodwill, assessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. SFAS No. 142 will be fully adopted by the Company in the first quarter of fiscal 2003 and is not expected to have a material impact on its consolidated financial statements. The Company is applying the non-amortization provisions of SFAS No. 142 for any business combination consummated on or after July 1, 2001.

        In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets"("SFAS 144"), which is required to be applied starting with fiscal years beginning after December 15, 2001. SFAS 144 requires, amongst other things, the application of one accounting model for long-lived assets that are impaired or to be disposed of by sale. The adoption of SFAS 144 is not expected to have a significant impact on the Company's financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        The Company's sales are primarily denominated in US dollars and, as a result, the Company has relatively little exposure to foreign currency exchange risk with respect to revenues. However, our international subsidiaries' books and records are maintained in the local currency. As a result, the Company's financial statements are remeasured into US dollars using a combination of current and historical exchange rates. The functional currencies of the Company's foreign subsidiaries are their local currencies. The Company translates assets and liabilities to US dollars at the current exchange rate as of the applicable balance sheet date. Revenues and expenses are translated at the average exchange rates prevailing during the period. Adjustments resulting from the translation of the foreign subsidiaries' financial statements are recorded in accumulated other comprehensive income (loss) in stockholders' equity.

        The Company is exposed to interest rate risk on its $1.5 million convertible debenture at December 31, 2001. Changes in the fixed rate interest market would change the estimated value of our debenture. We believe that a change in long term interest rates would not have a material effect on our business, financial condition results of operations or cash flow. Our cash and cash equivalents consist of cash and highly liquid money market instruments with original or remaining maturities of 90 days or less. Because of the short maturities of these instruments, a sudden change in market interest rates would not have a material impact on the fair value of the portfolio, but it may cause the amount of income we derive to vary significantly from period to period.

PART II

Item 1. Legal Proceedings

        In February 2001, the Company filed an arbitration claim against Teradyne, Inc. alleging that Teradyne failed to pay the Company approximately $1.5 million under a software license agreement. In October 2001, the arbitration tribunal awarded HPL $540,000 plus interest and ordered Teradyne to pay future royalties. Additionally, because the arbitration tribunal determined that HPL was the prevailing party in the dispute, HPL was awarded its costs and attorneys' fees incurred in connection with the arbitration.

Item 2. Changes in Securities and Use of Proceeds

        USE OF PROCEEDS FROM REGISTERED SECURITIES.

        The Company's Registration Statement on Form S-1 (Commission File No. 333-61810) for its initial public offering of common stock was declared effective on July 30, 2001. The Company sold a total of 6,900,000 shares of common stock to an underwriting syndicate for aggregate gross offering proceeds of $75.9 million. In connection with this offering, the Company incurred total expenses of approximately $7.2 million, consisting of $5.3 million for underwriting discounts and commissions, and approximately $1.9 million of other expenses. None of these expenses were paid directly or indirectly to any of the Company's directors, officers, or their associates, persons owning 10% or more of any class of the our securities, or affiliates of the corporation. Offering proceeds, net of expenses were approximately $68.7 million. The Company has applied the proceeds to temporary investments in a commercial money market investment account and has spent a portion of the proceeds on the acquisition of Tyecin and FabCentric.

Item 3. Defaults Upon Senior Securities

        Please refer to the discussion of our secured convertible debenture contained in Note 7 to the Condensed Consolidated Financial Statements contained herein.

Item 6. Exhibits and Reports on Forms 8-K

        (a)

Exhibit	Description
10.1	Agreement and Plan of Merger, dated as of December 5, 2001, by and among HPL Technologies, Inc., HPL Acquisition Corp., FabCentric, Inc., John Kulusich and Lucian Wagner.*
10.2	Amendment, dated October 16, 2001, to that certain Employment Offer Letter from Heuristic Physics Laboratories, Inc. to Ita Geva, dated April 3, 2000.
10.3	Employment Offer Letter from HPL Technologies, Inc. to Michael Scarpelli, dated December 4, 2001.
10.4	Employment Offer Letter from HPL Technologies, Inc. to Mark Milligan, dated September 26, 2001.

*
Incorporated by reference from the Registrant's Current Report on Form 8-K filed December 18, 2001.

(b)
On December 18, 2001, the Company filed a Current Report on Form 8-K announcing the acquisition of FabCentric, Inc.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

        February 14, 2002

HPL TECHNOLOGIES, INC.
By:	/s/ Y. DAVID LEPEJIAN Y. David Lepejian President and Chief Executive Officer
By:	/s/ ITA GEVA Ita Geva Chief Financial Officer (Principal Accounting Officer)

Exhibit index

Exhibit	Description
10.1	Agreement and Plan of Merger, dated as of December 5, 2001, by and among HPL Technologies, Inc., HPL Acquisition Corp., FabCentric, Inc., John Kulusich and Lucian Wagner.*
10.2	Amendment, dated October 16, 2001, to that certain Employment Offer Letter from Heuristic Physics Laboratories, Inc. to Ita Geva, dated April 3, 2000.
10.3	Employment Offer Letter from HPL Technologies, Inc. to Michael Scarpelli, dated December 4, 2001.
10.4	Employment Offer Letter from HPL Technologies, Inc. to Mark Milligan, dated September 26, 2001.

*
Incorporated by reference from the Registrant's Current Report on Form 8-K filed December 18, 2001.

QuickLinks

HPL Technologies, Inc. Table of Contents
HPL TECHNOLOGIES, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands) (unaudited)
HPL TECHNOLOGIES, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share data) (unaudited)
HPL TECHNOLOGIES, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (unaudited)
HPL Technologies, Inc. Notes to the unaudited Condensed Consolidated Financial Statements
PART II
SIGNATURES
Exhibit index