Form 10-K
period 2002-03-31
HPL TECHNOLOGIES INC
filed 2002-06-24
CIK 1121980

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to

Commission file number: 000-32967

HPL TECHNOLOGIES, INC.
 (Exact Name of Registrant as Specified in Its Charter)

Delaware (State of Incorporation)	77-0550714 (I.R.S. Employer Identification No.)
2033 Gateway Place, Suite 400, San Jose, California (Address of Principal Executive Offices)	95110 (Zip Code)

(408) 437-1466
(Registrant's telephone number, including area code)

Securities registered under Section 12(b) of the Act:
 None

Securities registered under Section 12(g) of the Act:
 Common Stock, $0.001 Par Value
 (Title of Class)

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        As of May 31, 2002, the issuer had outstanding 30,800,118 shares of common stock and the aggregate market value of the shares of common stock held by non-affiliates on that date was $201,975,462 based upon the last sale price of the issuer's common stock reported on the Nasdaq National Market on that date. For purposes of calculating the shares of common stock held by non-affiliates, all officers and directors of the Company were deemed to be affiliates of the Company.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of Item 10 and Items 11 and 12 of Part III of this Form 10-K are incorporated by reference from the issuer's Proxy Statement for the Annual Meeting of Stockholders to be held on July 30, 2002.

PART I

FORWARD-LOOKING STATEMENTS

        This report contains forward-looking statements that involve substantial risks and uncertainties. In some cases you can identify these statements by forward-looking words such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "should," "will," and "would" or similar words. You should read statements that contain these words carefully because they may discuss our future expectations, contain projections of our future results of operations or of our financial position or state other "forward-looking" information. However, there may be events in the future that we are not able to accurately predict or control. The factors listed in Item 7 under the caption "Risk Factors," as well as any cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should be aware that the occurrence of any of the events described in these risk factors and elsewhere in this report could have a material adverse effect on our business, financial condition and results of operations.

ITEM 1. BUSINESS

OVERVIEW

        HPL Technologies, Inc. (alternatively referred to as "HPL," "we," "us," "our," or the "Company") provides yield-optimization and productivity improvement solutions that enable semiconductor and flat panel display ("FPD") producers to enhance the efficiency of the technology development, design, test and fabrication processes. Our core products include a flexible software platform supported by numerous software modules, that enable our customers to accelerate the process in which they identify, measure and correct sources of product failure in the semiconductor product development and manufacturing process and flat-panel manufacturing processes. By accelerating this learning and corrective process, we enable our customers to recognize the higher levels of revenue and profitability associated with the earlier phases of a product's market introduction. Additionally, identifying and eliminating failures early in the product cycle also permits our customers to quickly improve the quality of their products, reduce production inefficiencies and deliver higher volume production earlier.

        We have principally conducted business as Heuristic Physics Laboratories, Inc. ("HPLI"), a California corporation, since 1989. HPLI merged on July 30, 2001 with a wholly-owned subsidiary of HPL Technologies, Inc., a newly organized Delaware corporation, and each outstanding share of HPLI common stock was converted into 1.7 shares of HPL common stock. As a result of the merger, HPLI effectively reincorporated into Delaware and we adopted a holding company structure. Unless we specify otherwise, all references to the Company and HPL in this report refer to HPL and its subsidiaries. Our principal executive offices are located at 2033 Gateway Place, Suite 400, San Jose, California 95110 and our telephone number is (408) 437-1466.

INDUSTRY BACKGROUND

        The semiconductor product development process can be grouped into four broad stages: 1) process technology development, 2) design, 3) fabrication and 4) test:

        1)    Process Technology Development. The production process begins with the development of "process technology," during which design and manufacturing limitations are assessed and their potential impact on yield is determined. Based on the results of this assessment, "design rules" are created that set forth the production limitations and chip-design tolerances, such as the smallest feature size that can be reliably produced in a given fabrication facility.

        2)    Design. The second stage is the design of a semiconductor product, which entails the layout of increasingly complex circuit components and interconnections. A typical semiconductor design includes millions of microscopic circuit components and interconnections all within the size of a square centimeter. For a semiconductor design to be manufactured and work properly, it must be designed with exact precision, and expressly for a given semiconductor process.

        3)    Fabrication. The third step, fabrication, consists of hundreds of individual manufacturing steps that form patterns on a wafer to create electrical components (devices). These devices are connected to form the desired electronic circuitry or function of the semiconductor. Increasing interaction between semiconductor designs and wafer fabrication processes is creating new causes of failure previously not experienced. During the wafer fabrication process, the manufacturer has several opportunities to conduct measurements and inspections on the wafer to determine whether the products are being manufactured correctly. Accurate measurement and analysis is crucial to the semiconductor development and production processes because it enables early detection and resolution of problems that can result in significant cost savings for the manufacturer.

        4)    Test. The final stage is testing wafers and products for defects caused by the design or manufacturing processes. Thorough and accurate testing allows the defects to be correlated to the design factor or manufacturing step where they were introduced. Testing and diagnosis is done on the wafer during and immediately after its production, and also on the final products after the wafer is diced and packaged into individual chips.

        The efficiency of the semiconductor product development process is commonly characterized in terms of "yield," which is the percentage of properly functioning devices produced at each stage in the production process. The typical product experiences "yield crashes" at predictable points in the development lifecycle. In the transition from design to fabrication, target yields are often difficult to attain initially as fabrication processes are being modified and developed to produce working products. As fabrication volume increases, yield drops are frequently experienced as equipment and processes are pushed to maximize throughput and reduce costs. In the test stage, yield losses come about as test coverage and product variability issues are identified.

        Another component of yield to be considered is the increased revenue that is associated with the measured speed of microprocessors, application specific integrated circuits (ASICs) and telecom devices. Parts operating at higher frequencies typically command a higher asking price. While they share a common design, higher frequency parts are made when the electrical properties of all the layers come closest to the original design specifications. Statistical Process Control is used to baseline fabrication capabilities, thus optimizing product specifications, while Advanced Process Control contributes to minimizing inherent manufacturing variability through improved use of metrology data.

        In general, each new semiconductor design is characterized by a unique production yield learning curve. Initial yields on advanced processes are typically low, but often improve over time due to "yield learning," which is the process of identifying and resolving yield-limiting root causes. Because sales prices and profit margins are typically much higher in the early stage of a new semiconductor product cycle, a small acceleration along the yield learning curve creates an advantage on the product experience curve, which has a disproportionate revenue and profitability impact. As the product experience increases, cost reduction and efficiency gains become important. As a result, monitoring and maintaining yield on an ongoing basis to maximize production efficiency becomes a primary manufacturing focus. In a volatile market environment where capacity utilization rates fluctuate, yield improvement always remains important, as manufacturers strive to improve efficiencies and maximize the return on investment. Given the costs of a semiconductor fabrication facility and the economics of production efficiency, the rate of yield learning can be a determining factor in profitability and market dominance of a given company.

        Yield improvement is a multi-faceted challenge. There are thousands of factors that may affect yield in the semiconductor production process. These factors are attributed to flaws or deficiencies in the design, fabrication and test stages, and are commonly characterized as random or systematic failures. Random failures are typically caused by defects introduced in the fabrication process, such as incomplete etch resulting in a metal bridge between two adjacent metal lines, whereas systematic failures can be attributed to any non-random source, including equipment or environmental changes, design sensitivity and material defects. With each successive generation, semiconductor yields become sensitive to existing failure modes and are exposed to new failure modes. This has led to a general trend of requiring more data to improve yields. The sheer volume of data and the related analysis has become an impediment to growth in the yield learning curve. To identify the factors that affect yield, semiconductor companies must collect and analyze an immense (and growing) amount of data that is generated throughout the semiconductor product development lifecycle, often from multiple worldwide locations and increasingly, from fabrication partners. In any semiconductor fabrication facility, there are likely to be as many as 50 different sets of data produced, frequently in as many different formats, with tens of thousands of individual parameters that need to be tracked. While this data provides important clues regarding yield enhancement, the efficient collection, correlation and analysis across the various data sets is a substantial challenge for the semiconductor industry.

        The flat-panel market experiences the same yield dynamics as the semiconductor market. Although the processes in flat-panel display manufacturing are typically less complex and in absolute terms have smaller data volumes, the need for improvement in the yield learning curve to capitalize a "first mover" advantage still exists. In market segments, where large displays are preferred such as notebook computer, the flat-panel manufacturer is exposed to more yield risk than the typical semiconductor manufacturer. A single defect on a semiconductor wafer only affects one "chip" cut from that wafer whereas a single defect in a large flat panel display may result in a fatal defect for the entire panel.

HPL PRODUCTS AND TECHNOLOGY

        Our core software and its underlying technology have evolved on the principle that every step of the product development process affects yield. By providing products that focus and integrate across all stages of the product development process, customers are now able to take a holistic approach to yield optimization rather than attempting to improve yields using point solution base products. Our yield-optimization software integrates data sets from the process technology development, design, fabrication and test stages of the product development process, and enables companies to: synthesize that data into a unified format for analysis; analyze the data to identify yield enhancement opportunities; and allows the user to view and manipulate the information for maximum productivity.

        Our platform is built on the vision that a yield optimization solution should be:

  •
  Functionally comprehensive;

  •
  Open and equipment vendor-neutral;

  •
  Collaborative for cross-domain insight;

  •
  User-configurable for extensibility; and

  •
  Scalable across all data formats.

        Our yield-optimization solution consists of a software platform called YIELDirector™, and numerous software modules, which are sold individually or in pre-configured groups. We license our YIELDirector™ platform as a standalone product or with pre-configured groups of software modules called the YIELDirector™ Standard Configuration. In addition, we license other pre-configured software modules. These products can be licensed as part of our standard configurations or in conjunction with the YIELDirector™ platform.

  YIELDirector™ platform

        YIELDirector™ is the software platform that provides the infrastructure for our yield-optimization solutions. This platform is responsible for integrating data from throughout the semiconductor production process into a database where it is normalized, catalogued and can be automatically accessed for visualization, data analysis, correlation, charting and reporting.

        The YIELDirector™ software platform is the framework on which our software modules, as well as customer-developed modules, can be integrated. The YIELDirector™ software platform utilizes an advanced data structure and extensive data filtering functionality that enables data types to be added or modified without resorting to extensive database reconstruction. New data types or attributes can be added using simple configuration procedures, while data filters can control the query and retrieval processes using the new attributes. Reconfigurable analysis engines can also process the new attributes if the new data types are specified for calculation. In addition, new analysis engines may be integrated into the platform to apply altogether new analysis capability on the new and existing data types.

        The user interface for the YIELDirector™ platform and software modules is YIELDXPLORER™, which provides consistent and intuitive access to the functions offered by YIELDirector™ via an interactive browser, based on point-and-click control windows. This user interface can be easily customized according to the needs, expertise and security level of each individual user without the assistance of a software developer. Such customization allows users to present the specific type of data relevant to their operations in intuitive formats, such as charts, tables or wafer maps.

  Standard software modules

        We have developed numerous software modules that support a wide variety of functionality, including visualization, data analysis, correlation charting, data importation, automation and reporting. Examples of these modules include WAFERVIEW™, for displaying semiconductor wafer maps, IMAGEVIEW™, for displaying defect images, and flow-analysis modules such as equipment commonality analysis, wafer zonal analysis and data mining. Most of our modules are designed to run solely on our YIELDirector™ platform while others can run on the platform or independently.

  YIELDirector™ standard configurations

        The YIELDirector™ standard configurations consist of particular sets of our software modules configured to perform specific types of yield-optimization analysis. Since these standard products are simply pre-defined module configurations, they can be easily upgraded and expanded as requirements change, allowing the user a great deal of flexibility and customization.

        PARAMETRIC YIELDirector™. This product provides a comprehensive system for analysis and investigation of factors that affect yield in the context of semiconductor design and parametric sensitivity. Parametric sensitivity is a measure of how much the yield, and the performance of the finished semiconductor, depend on normal variations in the fabrication process, such as equipment variations. This is important for setting specification limits for variations, while simultaneously improving the design to reduce sensitivity to them.

        MEMORY YIELDirector™. This product helps accelerate yield learning and problem solving for the manufacturing of advanced semiconductors. While it is difficult to identify and locate defects in logic chips, defects in memory chips can be more easily identified and traced to a precise location. For this reason, logic device manufacturers frequently produce memory devices to help diagnose potential yield problems in the production of logic chips. This product also automates the analysis of fabrication and test data for all types of memory devices, as well as logic chips with embedded memories. Using specially developed analysis algorithms, the system automatically classifies failed bitmaps into failure patterns, or signatures. These signatures are then correlated to defect inspection data to identify the root causes of the failure. Defined by the device layout, the failure signatures can also be used to immediately indicate the process step(s) at which a problem has occurred, even without corresponding defect data.

        YIELDirector-FPD™. This product helps accelerate yield learning and problem solving for the manufacturing of advanced flat panel displays. Although the geometries used to manufacture flat panel displays are typically much larger than those used for semiconductors, the transition towards larger plate and screen sizes make them increasingly susceptible to defects, driving an industry requirement for advanced analysis solutions. YIELDirector-FPD™ incorporates data collection, visualization and analysis capabilities that enable users to systematically identify and prioritize improvements in the FPD manufacturing process.

  Design-For-Yield standard configurations

        HPL has a broad view of a yield solution in which information and knowledge that is acquired from manufacturing is dynamically applied to the product development flow to continually improve yield throughout a product's lifecycle. HPL calls this concept Integrated Yield Optimization. Design-For-Yield ("DFY") is the application of Integrated Yield Optimization techniques specifically to the design flow.

        To accomplish this, DFY makes use of fab-knowledgeable tools that are embedded into the existing design flow to predict and improve a design's yield before it is committed to silicon. These tools augment the existing design for manufacture ("DFM") software by specifically addressing yield. Other DFY tools that have knowledge of realistic defects that occur in the fab are used to improve the quality of the manufacturing test programs. This ensures an accurate assessment of a device's yield by reducing the number of test escapes. Furthermore, automated diagnosis of device failures is facilitated by DFY techniques, information and tools.

  DFY Products

        YIELD PROJECTOR™ is used by design engineers to predict and improve a design's yield before it reaches manufacturing. YIELD PROJECTOR™ uses defect distribution information from the manufacturing process and a design's layout to simulate the yield impact on the design of a wide-range of random defects that could be introduced during the manufacturing process. YIELD PROJECTOR™ reports to the user the number of fatal defects (defects that will cause a failure in the device) on each layer of the design along with the projected yield of that layer. YIELD PROJECTOR™ also highlights yield problems directly in design layout so design engineers can compare various layout options and critical feature usage to improve a design's immunity to random and systematic manufacturing defects. The use of YIELD PROJECTOR™ can reduce the cost of bad parts and speed time to volume production.

        YIELD PROJECTOR™ can also be used with HPL's TestChip Solution when ramping up a new technology node to determine the new processes failure rates for critical design factors and the fault density statistics.

        SAFARI™ grades the effectiveness of test programs for standalone and embedded memories. Using Safari, design and test engineers can optimize their test programs or Built in Self Test Logic to achieve the best balance between defect coverage and runtime. Safari's knowledgebase can be used by failure analysis technicians to quickly pinpoint the root cause of device failures to improve the manufacturing process.

        ReFLEx™ is used by test engineers to identify the most likely bridging and open faults based on the interaction of the design layout and the manufacturing process. The resulting fault list is used to generate more effective test pattern sets that reduce the number of faulty products that escape detection during testing. ReFLEx™ can be used by failure analysis technicians to quickly pinpoint the root cause of device failures to improve the manufacturing process.

        LAYOUTVIEW™. This product displays semiconductor physical layout information. In addition, cross-sectional layer models may be defined to assist in layout tracing and analysis. LAYOUTVIEW™ also allows users to highlight selected circuit connections and manipulate layer views.

  Navigator Standard Configurations

        Identifying the physical defect responsible for electrical test failures is an important yield improvement activity. Physical failure analysis involves a combination of de-processing techniques and imaging technologies. Each of the NAVIGATOR products are capable of driving all industry-standard imaging and failure analysis tools, including scanning electron microscopes, focused ion beams, optical review stations and multi-beam systems. The NAVIGATOR products enable detailed visualization and intuitive, high accuracy navigation of advanced imaging equipment from any level of the chip, including layout, wafer or bitmap. The NAVIGATOR products are sold directly to end-users and to semiconductor equipment OEMs to be bundled with their failure analysis equipment. The NAVIGATOR products can operate on a stand-alone basis or interface with the YIELDirector™ platform.

        DEFECT NAVIGATOR™. This product is configured to accept defect data from fabrication inspection equipment for systematic review, analysis and visual observation of the defects, while remotely navigating the review station using an interactive wafer map display. DEFECT NAVIGATOR™ consists of a data file converter, navigational algorithms and two imaging modules: WAFERVIEW™ for mapping defect locations and IMAGEVIEW™ for displaying related defect images.

        BITMAP NAVIGATOR™. This product is a multipurpose viewing and navigation tool that dramatically enhances memory array analysis. BITMAP NAVIGATOR™ will guide the microscope or scanning electron microscope directly to the location of the failed bit so that the failure analysis engineer can detect physical defects. Once the wafer test equipment has stored its resulting failed bitmaps, BITMAP NAVIGATOR™ translates the files into visual representation for analysis and correlation. The data management structure is optimized for rapid display, easy manipulation and intuitive analysis of faulty memory arrays. BITMAP NAVIGATOR™ is comprised of a bitmap data converter, navigational algorithms and our BITMAPVIEW™ display product.

        LAYOUT NAVIGATOR™. This product targets the failure analysis, design and product engineering community. The failure analysis engineer can identify suspected defect locations on the layout, and LAYOUT NAVIGATOR™ will guide the microscope to that spot for inspection. This product enables the user to view the device design by process layer and provides statistical results about the design. The user can perform a layer-by-layer inspection or stack the layers to identify areas that may be vulnerable to the specified design. LAYOUT NAVIGATOR™ is compatible with most scanning electron microscopes.

RECENT ACQUISITIONS

        On December 5, 2001, we acquired FabCentric, Inc., a company engaged in the development and sale of software products to the semiconductor industry. The FabCentric acquisition has added two unique products to our offerings: RME™, the industry's only recipe management and off-line editing solution and YieldNavigator™, a rule-based-event-driven decision engine. Many integrated device manufacturers ("IDMs") and foundries look to RME™ as a valuable tool in reducing whole wafer scrap, which is due to running wrong "recipes," sometimes for days at a time. In addition, RME™ is a critical component for integrated advanced process control strategies currently being adopted by all major semiconductor fabricators.

        On February 15, 2002, we acquired Covalar Technologies Group, Inc. and its wholly-owned subsidiary TestChip Technologies, Inc., a company focused on providing solutions to semiconductor manufacturers to help them develop and accelerate advanced process technologies. With this acquisition, we acquired our TestChip solutions which include a platform of design and test tools coupled with a comprehensive offering of intellectual property used to generate circuits and test programs for semiconductor process technology development and characterization. The TestChip methodology offers significant automation compared to current prevailing development practices used by semiconductor manufacturers. This methodology accelerates the development and adoption of new technology and reduces the time to volume production. TestChip's design and test tools provide data that can be integrated into the YIELDirector™ Platform to provide yield analysis and optimization solutions, allowing HPL to offer yield solutions starting with the beginning of a semiconductor development cycle.

        On April 10, 2002, we acquired Defect & Yield Management, Inc., a defect analysis and yield optimization software company. Its principal product is ODYSSEY™, a defect data management system. The system integrates data from fabrication inspection equipment and provides inter-tool data communication, defect sampling and analysis. The system collects and organizes data that can be integrated into our DEFECT YIELDirector™ Platform as part of a larger analysis solution.

OTHER SERVICES

        Our Integrated Yield-Optimization ("IYO™") solution is a methodology that approaches the semiconductor production problem from a comprehensive perspective covering design, fabrication and test issues relating to yield loss. IYO considers the complex interactions between design and a customer's specific fabrication process. Our IYO solution was developed by industry veterans and consists of a set of combined products and services from our YIELDirector™, Design for Yield, and TestChip offerings.

SALES AND MARKETING

        We rely on our direct sales force and on our industry partner relationships to penetrate the semiconductor market. Our direct sales efforts have focused primarily on licensing our software products to IDMs, foundries and fabless semiconductor design companies. Our direct sales force operates out of our headquarters in San Jose, California and our facilities in Boston, Massachusetts; Austin, Texas; Plano, Texas; Yokohama, Japan; Taipei, Taiwan; Aix-en-Provence, France; Yerevan, Armenia, and Singapore.

        Our sales and marketing personnel also focus on developing our relationships with industry partners, which include semiconductor original equipment manufacturers ("OEMs") who bundle our products in their hardware. These joint-marketing relationships provide us with access to the customer bases of these OEMs. We intend to continue to expand our industry partnerships in the future.

        In March 2000, we entered into a distribution agreement with Canon Sales Co., under which Canon was appointed as the exclusive distributor of certain of our products in Japan. The distribution agreement does not limit sales of our products to customers located in Japan by semiconductor equipment OEMs. The initial term of the distribution agreement is until March 2003, and it will automatically renew for additional one-year periods until terminated by either party.

        We believe enhancing our presence in the semiconductor market is important to our success. We use a variety of marketing programs including sales brochures, trade shows and targeted advertising in industry journals to build awareness of our products.

RESEARCH AND DEVELOPMENT

        The market for yield optimization is characterized by rapid technological development and product innovation. We believe that timely development of new products and enhancements to existing products are necessary to maintain our competitive position. Accordingly, we devote a significant portion of our human and financial resources to research and development programs and seek to maintain close relationships with customers to remain responsive to their needs.

        The complexity of yield optimization requires expertise in physical integrated circuit ("IC") design and fabrication as well as software development. Today, we employ a staff of software development engineers completely devoted to the development of yield-optimization software products. Our team also encompasses a core group of engineers and technicians with extensive education, experience and expertise in the semiconductor domain. Virtually every discipline associated with the lifecycle of an IC is represented at our company, including device physics, product design, product engineering, yield engineering, failure analysis engineering, fab management, process engineering and testing.

COMPETITION

        The worldwide market for productivity-enhancement tools and systems for semiconductor companies is highly competitive and characterized by rapidly changing technologies. We face direct competition from semiconductor companies that have developed or have the ability to develop their own proprietary yield-optimization tools and systems, as well as third-party providers of yield-management software and services.

        We have found that the tools and systems against which our products and services most commonly compete are those that semiconductor companies have created in-house as part of a specific fabrication process or through a dedicated development group. We must overcome a tendency that some producers may have to resist outside solutions.

        The third-party providers that compete in the market for yield-optimization tools are, generally, divisions of larger semiconductor equipment OEMs, such as KLA-Tencor. The success of our business or other businesses like ours might prompt increased competition. As a result, we must continue to improve existing products, develop new products and protect our innovations through intellectual property laws in order to continue to differentiate our product offering.

        Significant factors in our target market's choice of productivity-enhancement software include its performance, ease of use, reliability, price, compatibility with existing systems, installed base, and technical service and support. While price is an important competitive factor, we believe that customers will choose the most effective productivity software, even if it is more expensive, because of the added profitability from better production yield. We also believe that currently no competitor offers productivity-enhancement solutions that are similar to the comprehensive yield-optimization platform and development tools we offer.

INTELLECTUAL PROPERTY

        Our future success and competitive position depends heavily upon our continued ability to develop new proprietary technology while protecting our existing intellectual property. To protect our products and the underlying technology, and to prevent competitors from using our technology in their products, we use a combination of patents, trade secrets and copyrights. As of March 31, 2002, we held three US patents expiring at different times between 2013 and 2017, and had fourteen US patent applications pending. We expect that if granted, the duration of these patents will be 20 years from the date of filing the application. We have additional patent applications that we are developing internally and may file in the future.

        There is no assurance that any of our current or future patent applications will result in patents, and our existing or future patents may be circumvented, declared invalid or challenged as to scope or ownership. For these and other reasons, we may not realize any competitive advantage from our existing patents and any patents that we may be granted in the future. Furthermore, others may develop technologies that are similar or superior to our proprietary technologies or design around any patents that we may hold. To the extent that others are able to obtain patents that overlap with our technologies or processes, we may be required to license these patents. If we are unable to license these patents or obtain licenses on acceptable terms, we may need to alter our products or discontinue selling them altogether. In addition, we have not secured patent protection in foreign countries and we cannot be certain that the steps we take to prevent misappropriation of our intellectual property abroad will be effective, or that the application of foreign laws to technology developed abroad will not adversely effect the validity or enforceability of our US patents.

        Much of our intellectual property has not been patented or is not patentable. Accordingly, we have historically protected our non-patented intellectual property as a trade secret. Trade secret protection is in many ways inferior to patent protection. Others may reverse-engineer our non-patented technologies and lawfully use any underlying technology that is discovered in this process. We typically enter into confidentiality agreements with prospective customers, distributors and business partners prior to disclosing material proprietary information. These agreements prohibit unauthorized use and disclosure of our trade secrets and other proprietary information. We currently require all of our employees to enter into similar agreements. While we believe that these agreements provide a measure of protection of our intellectual property, they may be declared invalid or unenforceable, or we may not have the resources to seek enforcement in the event of a breach. Additionally, courts only protect trade secrets from misappropriation to the extent that we have taken reasonable steps to protect the confidentiality of these trade secrets. It is possible that a court would find our trade-secret protection practices inadequate and therefore declare portions of our trade secrets unprotected from misappropriation.

        We generally rely on US and Armenian copyright law and international treaties for protection of our software source code, software object code, training materials and user manuals created by our employees. As of March 31, 2002, we have registered 15 copyrights with the US Copyright Office. While US copyright law protects the expression of an idea, it does not protect the idea itself from copying. As a result, others may be able to glean valuable concepts and methods from our copyrighted material and lawfully use these ideas and methods in a competing venture by simply changing the manner of expression. In an effort to protect our software from misappropriation, we do not typically divulge our source code to customers or vendors, although we have on three occasions placed our source code in escrow in connection with certain transactions.

EMPLOYEES

        As of March 31, 2002, we employed approximately 300 individuals. None of our employees are represented by a labor union or are subject to a collective bargaining agreement. We believe that our relationship with our employees is good.

DIRECTORS AND EXECUTIVE OFFICERS

        The following table sets forth the directors and executive officers of the Company, their ages and positions as of June 15, 2002:

Name	Age	Position
Y. David Lepejian	41	President, Chief Executive Officer and Director
Ita Geva	48	Chief Financial Officer
Elias Antoun	45	Director
Osamu Kano	65	Director
Lawrence Kraus	39	Director, Vice President — Heuristic Physics Laboratories, Inc.
Dr. Yervant Zorian	46	Director
Brian Duffy	43	Vice President — Platform Division
Tom T. Ho	41	Vice President — Solution Division
Mark Milligan	40	Vice President — Design-for-Manufacturability Division
Gene Mullinnix	50	Vice President — Engineering
Rita Rubinstein	51	Vice President — Administration & Human Resources
Michael P. Scarpelli	35	Vice President — Corporate Development

Y. DAVID LEPEJIAN. Mr. Lepejian is a co-founder of the Company and has served as a director and as the President and Chief Executive Officer of Heuristic Physics Laboratories, Inc. ("HPLI"), the Company's principal operating subsidiary, since its formation in 1989 and as the President and Chief Executive Officer of the Company since its formation in June 2000. Prior to founding HPLI, Mr. Lepejian served for four years as an engineer at Xicor, Inc., a programmable semiconductor manufacturing firm.

ITA GEVA. Ms. Geva has served as our Chief Financial Officer since April 2000, initially on a part-time basis and since June 2000, on a full-time basis. From September 1999 to June 2000, Ms. Geva served as Acting Chief Financial Officer at Faroudja, Inc., a producer of video processing and video image enhancement products. Prior to serving as Acting Chief Financial Officer of Faroudja, Ms. Geva served as Faroudja's Controller from February 1996 to September 1999 and, prior to that, served as Faroudja's Accounting Manager.

ELIAS ANTOUN. Mr. Antoun has served as President and Chief Executive Officer of MediaQ, Incorporated, a semiconductor manufacturer, since February 2000. From March 1998 to January 2000, Mr. Antoun served as Executive Vice President, Consumer Products Division at LSI Logic. Mr. Antoun served as President of LSI Logic K.K., a Japanese subsidiary of LSI Logic, from January 1996 to March 1998. Mr. Antoun previously served as HPL's Chief Financial Officer from September 1989 to December 1990.

OSAMU KANO. Mr. Kano has served as the president of Innoquest Corporation since July 1991 and has served on the board of directors of Innotech Corporation, a publicly traded company, since June 1991. Previously, Mr. Kano served as a director of LAM Research Corporation from December 1986 until December 1998 and as a director of Altius Solutions, Inc. from January 1997 until October 2000.

LAWRENCE KRAUS. Mr. Kraus is co-founder of the Company and has served as a member of the board of directors of the Company's principal operating subsidiary, HPLI since its formation in 1989. In February 2001, Mr. Kraus became HPLI's Vice President of Strategic Marketing. Mr. Kraus previously served as HPLI's Director of Hardware Development from May 1989 to January 1995 and as the Vice President and General Manager of HPLI's hardware divisions until their sale to Credence Systems Corporation in June 1998. With the sale of the hardware divisions to Credence, Mr. Kraus joined Credence as a Director of Operations and served in that capacity until February 2001.

DR. YERVANT ZORIAN. Dr. Zorian has served as Vice President and Chief Scientist at Virage Logic Corporation since June 2000 and as Chief Technology Advisor at LogicVision from November 1996 until June 2000. Dr. Zorian was a Distinguished Member of the Technical Staff at Bell Laboratories, Lucent Technologies from November 1987 until November 1996.

BRIAN DUFFY. Mr. Duffy is our Vice President of the Platform Division and is chiefly responsible for overseeing product development. Mr. Duffy has served as Vice President of the Platform Division since March 2001. Prior to that time, Mr. Duffy served as Vice President of Engineering, Vice President of Physical Design Analysis and as a Director of Strategic Marketing. Before joining us in September 1998, Mr. Duffy worked at KLA-Tencor as a Director of Product Planning from March 1996 and as a Senior Manager of Marketing from February 1995 to February 1996.

TOM T. HO. Mr. Ho joined the Company in September 1998 and has served as Vice President of the Solution Division since March 2001. Prior to that time, Mr. Ho served as Vice President of Application Services and as a Director of Product Development. From August 1996 to September 1998, Mr. Ho served as a Senior Product Engineering Manager at National Semiconductor where, among other things, he worked to design and implement yield monitoring systems to increase manufacturing efficiency and output. Prior to that, Mr. Ho served as a Senior Product Engineer at Microunity System Engineering from July 1991 to July 1996.

MARK MILLIGAN. Mr. Milligan joined HPL in November 2001 as Vice President and General Manager of our Design-for-Yield Division, a new division focused on addressing yield issues during the circuit design process. From 1997 to 2001, Mr. Milligan was Vice President of Marketing for Synopsys in the High Level Verification division and the DesignSphere initiative. Prior to joining Synopsys, Mr. Milligan held various technical and marketing roles at Sunrise Test Systems, an early startup that focused on Design-for-Test. After its acquisition by Viewlogic, Mr. Milligan served as Vice President and General Manager of the Sunrise division from 1994 to 1997.

GENE MULLINNIX. Mr. Mullinnix is our Vice President of Engineering, responsible for oversight of our TestChip Division. Mr. Mullinnix joined HPL in February 2002 in connection with the Company's acquisition of TestChip. Prior to the acquisition, Mr. Mullinnix served as the Vice President of Engineering of TestChip for one year. Prior to joining TestChip, Mr. Mullinnix worked for eighteen years in various positions at Motorola including Operations and Program Manager for Non-Volatile Memories Technology Center, Site and Wafer Fab Operations Manager, and Global Technology Manager. Mr. Mullinnix managed wafer fabs for Motorola in California and North Carolina with responsibilities in wafer fab operations, site management, technology development and a design center. Mr. Mullinnix organized and developed the Microcontroller Technology Group's External Manufacturing Operations establishing and managing foundry relationships in Asia, Japan, Europe and Israel. Mr. Mullinnix holds a B.S. degree in Engineering from Texas A&M University and has been an advisor and lecturer at Texas A&M University, Duke University, University of North Carolina and was author and contributor for several training texts in semiconductor technologies for the Texas Engineering Extension Service.

RITA RUBINSTEIN. Ms. Rubinstein has served as our Vice President of Administration & Human Resources since April 1999 and as corporate secretary since July 1999. Ms. Rubinstein also serves as the Vice President of Operations of HPLA, our Armenian subsidiary. Prior to joining us in 1999 as a full-time employee, Ms. Rubinstein served as a human resources and administration consultant. From 1993 to August 1998, Ms. Rubinstein served as the Vice President of Administration and Human Resources for two public companies in Israel. Prior to that Ms. Rubinstein served as Corporate Vice President of Administration and Human Resources at Optrotech (Orbotech) a high-tech inspection and imaging solutions company.

MICHAEL P. SCARPELLI. Mr. Scarpelli joined the Company in January 2002 and serves as our Vice President of Corporate Development. Mr. Scarpelli's primary role is the oversight of the Company's mergers and acquisitions. Mr. Scarpelli is also responsible for managing strategic partnerships, strengthening the Company's infrastructure and assisting divisional general managers with internal business processes. Prior to joining HPL, Mr. Scarpelli was a partner at PricewaterhouseCoopers LLP, where he served as an auditor for the last 12 years. Mr. Scarpelli is a Certified Public Accountant and a Chartered Accountant.

ITEM 2. PROPERTIES

        The following table sets for the Company's principal properties as of May 15, 2002. We believe that our existing facilities are adequate for our current needs.

Location	Square Footage	Expiration of Lease Term	Uses
Austin, Texas	25,140	February 2006	Offices
Bedford, Massachusetts	12,050	October 2005	Offices
Newton, Massachusetts	2,695	February 2003	Offices
San Jose, California	12,500	December 2005	Executive offices
San Jose, California	2,098	May 2003	Offices
Plano, Texas	18,302	March 2006	Offices
Yerevan, Armenia	14,080	*	Offices; research and development

        (*)  The Company has three separate leases for its facilities in Yerevan, Armenia. These leases expire June 2002, August 2002, and December 2002.

ITEM 3. LEGAL PROCEEDINGS

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

PART II

ITEM 5. MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

        HPL common stock is quoted on the Nasdaq National Market System under the symbol "HPLA." The following table sets forth the high and low sales prices of our common stock, as quoted on Nasdaq, from July 30, 2001, the date of our initial public offering, to March 31, 2002.

	Price Range
Fiscal 2002
	High	Low
First Quarter	N/A	N/A
Second Quarter	$15.74	$3.45
Third Quarter	$18.85	$4.25
Fourth Quarter	$18.65	$11.19

        As of May 31, 2002, there were approximately 123 holders of record of our common stock and 30,800,118 shares of common stock outstanding. No dividends have been paid on our common stock since inception, and we do not anticipate paying any dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

        On December 5, 2001, we acquired FabCentric, Inc., a California corporation ("FabCentric"). In connection with this acquisition, we issued a total of 703,355 shares of common stock to the FabCentric shareholders and reserved 23,231 shares of common stock for issuance upon exercise of outstanding FabCentric stock options assumed by us. This offering was exempt from registration under Rule 506, promulgated under the Securities Act of 1933.

        On February 15, 2002, we acquired Covalar Technologies Group, Inc., a Texas corporation ("Covalar"). In connection with this acquisition, we issued a total of 1,481,566 shares of common stock to the Covalar shareholders and reserved: (i) 600,000 shares of common stock that may be issued pursuant to an earn-out provision and (ii) 418,434 shares of common stock that may be issued upon exercise of outstanding Covalar stock options assumed by us. This offering was exempt from registration under Rule 506, promulgated under the Securities Act of 1933.

        On April 10, 2002, we acquired Defect & Yield Management, Inc., a Delaware corporation ("DYM"). In connection with this acquisition, we issued a total of 967,260 shares of common stock to the DYM shareholders and assumed options to purchase up to 82,740 shares of common stock that may be issued upon exercise of outstanding DYM stock options. We may also issue additional shares with a value of up to $5 million pursuant to an earn-out provision in the purchase agreement. This offering was exempt from registration under Rule 506, promulgated under the Securities Act of 1933.

USE OF PROCEEDS FROM SALES OF REGISTERED SECURITIES.

        Our Registration Statement on Form S-1 (Commission File No. 333-61810) for our initial public offering of common stock was declared effective on July 30, 2001. We sold a total of 6,900,000 shares of common stock to an underwriting syndicate for aggregate gross offering proceeds of $75.9 million. In connection with this offering, we incurred total expenses of approximately $7.2 million, consisting of $5.3 million for underwriting discounts and commissions, and approximately $1.9 million of other expenses. None of these expenses were paid directly or indirectly to any of our directors, officers, or their associates, persons owning 10% or more of any class of our securities, or affiliates of HPL. Offering proceeds, net of expenses were approximately $68.7 million. We have applied the proceeds to temporary investments in a money market investment account, the purchase of short-term investments and have spent a portion of the proceeds on research and development, sales and marketing and the acquisitions of Tyecin-Innotech Corporation, FabCentric, Covalar, and DYM.

ITEM 6. SELECTED FINANCIAL DATA

        The selected consolidated financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the consolidated financial statements of HPL and the notes to the consolidated financial statements included elsewhere in this annual report on Form 10-K. The consolidated statement of operations data for each of the years in the five-year period ended March 31, 2002, and the consolidated balance sheet data at March 31, 2002, 2001, 2000, 1999 and 1998 are derived from our consolidated financial statements. Prior to June 1998, we were primarily engaged in the design and manufacturing of automated test equipment. In June 1998, we sold that hardware business to focus on the development of yield-optimization software and consulting services for the semiconductor industry. The historical results are not necessarily indicative of results to be expected for any future period. The per share data give effect to the reincorporation merger in which each outstanding share of common stock of Heuristic Physics Laboratories, Inc. was converted into 1.7 shares of common stock of HPL.

	Years Ended March 31,
	2002	2001	2000	1999	1998
	(in thousands, except per share data)
Statement of Operations Data:
Revenues:
Software licenses	$30,343	$10,908	$3,039	$45	$853
Consulting services, maintenance and other	6,811	2,511	665	103	286

Total revenues	37,154	13,419	3,704	148	1,139

Cost of revenues:
Software licenses	802	133	9	1	38
Consulting services, maintenance and other (1)	2,255	916	259	61	233

Total cost of revenues	3,057	1,049	268	62	271

Gross profit	34,097	12,370	3,436	86	868

Operating expenses:
Research and development (1)	6,534	3,381	2,851	2,503	1,076
Sales, general and administrative (1)	9,968	4,329	3,155	2,613	883
Stock-based compensation	3,547	2,369	580	64	75
Amortization of intangible assets	294	137	148	11	—

Total operating expenses	20,343	10,216	6,734	5,191	2,034

Income (loss) from operations	13,754	2,154	(3,298)	(5,105)	(1,166)
Interest income (expense) and other, net	908	(190)	(248)	48	—

Income (loss) before income taxes and discontinued operations	14,662	1,964	(3,546)	(5,057)	(1,166)
Provision for (benefit from) income taxes	7,918	1,423	—	(1,982)	(766)

Income (loss) from continuing operations	6,744	541	(3,546)	(3,075)	(400)
Discontinued operations:
Income from discontinued operations (net of income tax of $17 in 1999 and $766 in 1998)	—	—	—	25	1,128
Gain on sale of discontinued operations (net of income tax of $1,965)	—	—	—	2,916	—

Net income (loss)	$6,744	$541	$(3,546)	$(134)	$728

Income (loss) per common share from continuing
operations—basic	$0.28	$0.03	$(0.21)	$(0.19)	$(0.02)
Income (loss) per common share from continuing
operations—diluted	$0.21	$0.02	$(0.21)	$(0.19)	$(0.02)
Net income (loss) per share—basic	$0.28	$0.03	$(0.21)	$(0.01)	$0.04
Net income (loss) per share—diluted	$0.21	$0.02	$(0.21)	$(0.01)	$0.04
Shares used in per share computations:
Basic	24,038	17,496	17,068	16,422	16,349
Diluted	32,853	27,831	17,068	16,422	17,981

(1) Excludes the following stock-based compensation charges:
Cost of revenues	$39	$60	$2	$—	$—
Research and development	692	296	96	23	75
Sales, general administrative	2,816	2,013	482	41	—

	$3,547	$2,369	$580	$64	$75

	March 31,
Consolidated Balance Sheet Data:
	2002	2001	2000	1999	1998
	(in thousands)
Cash, cash equivalents and short-term investments	$60,132	$989	$178	$332	$—
Working capital (deficit)	67,477	(193)	(2,090)	(957)	(225)
Total assets	131,199	7,504	5,031	1,895	954
Long-term debt, less current portion	280	295	1,857	78	—
Total stockholders' equity (deficit)	116,970	228	(2,727)	193	257

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with Item 1: Business; Item 6: Selected Financial Data; and Item 8: Financial Statements and Supplementary Data. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under "Risk Factors" and elsewhere in this report.

OVERVIEW

        We provide comprehensive yield-optimization solutions to the semiconductor industry and flat-panel display manufacturers. We license our software products and sell related services through our direct sales force, our Japanese distributor, Canon, and semiconductor equipment manufacturers ("OEMs") that bundle our software with their hardware.

        In 1992, we began selling yield analysis and data visualization software embedded in memory analysis test equipment. We sold our hardware business to Credence Systems Corporation in June 1998 to focus our resources on the development and sales of yield-optimization software and services for the semiconductor industry. This sale shifted our focus from hardware to software and related services, significantly altered our revenue mix, and significantly reduced revenues for the year ended March 31, 1999. We have accounted for our hardware business as a discontinued operation.

        In July 2001, we sold 6,900,000 shares of our common stock in our initial public offering, raising aggregate gross offering proceeds of $75.9 million. In connection with this offering, we incurred total expenses of approximately $7.2 million, consisting of $5.3 million for underwriting discounts and commissions and approximately $1.9 million in other expenses. A portion of the net proceeds have been used to expand our operations, including payments related to the following acquisitions:

        On October 4, 2001, we acquired all of the outstanding shares of Tyecin-Innotech Corporation ("Tyecin"), a corporation organized under the laws of Japan, for approximately $789,000 in cash. The transaction was accounted for using the purchase method of accounting. The purchase price was allocated to tangible net assets acquired of approximately $708,000 and goodwill of approximately $81,000. Tyecin provides software support and services to manufacturing companies. The acquisition provides us with an experienced workforce in Japan and will help support existing and future customers in Japan.

        On December 5, 2001, we acquired FabCentric, Inc. ("FabCentric"), for an estimated purchase price of approximately $8.5 million. In connection with the acquisition, all of the shares of FabCentric's common, Series A preferred and Series B preferred stock outstanding immediately prior to the consummation of the acquisition were converted into 703,355 shares of our common stock. We also assumed FabCentric's outstanding stock options, which converted into options to purchase 23,231 shares of our common stock. The transaction was accounted for using the purchase method of accounting. FabCentric is engaged in the business of software development and sales to semiconductor companies. The acquisition gives us access to FabCentric's customer base, complementary technology and a highly skilled workforce.

        On February 15, 2002, we acquired all of the outstanding common shares of Covalar Technologies Group, Inc. ("Covalar"), a design yield optimization and productivity improvement software company which offers solutions to semiconductor companies that include testing, analysis and advanced circuit design. In connection with the acquisition, we issued 1,481,566 shares of our common stock, paid $10.0 million in cash and assumed options to purchase 418,434 shares of our common stock. We have also reserved an additional 600,000 shares of common stock to be issued to Covalar shareholders if certain revenue targets are achieved in the twelve months following the closing of the acquisition on February 15, 2002. The aggregate purchase price was approximately $36.0 million. The transaction was accounted for using the purchase method of accounting. The acquisition of Covalar will allow us to offer our customers a complete end-to-end software and related services solution from design through manufacturing, gain a broader customer base and relationships, and provide us with a highly skilled workforce.

        On April 10, 2002, we acquired all of the outstanding capital stock of Defect & Yield Management, Inc., a Delaware corporation ("DYM"). DYM is engaged in the sale and support of fab floor defect data management software. In connection with the acquisition, we paid the shareholders $2.0 million in cash, issued 967,260 shares of HPL common stock and agreed to assume stock options to purchase up to 82,740 shares of HPL's common stock. The total value of the transaction, including estimated transaction costs of $400,000 was $16.7 million. We may issue additional shares of common stock with a value of up to $5.0 million, depending on the number of qualifying software maintenance contracts, as defined, which are entered into by DYM in the first year following the effective date of the acquisition. The acquisition will provide the Company access to an installed customer base in over 70 facilities worldwide.

        Our standard payment terms for our customers provide for payment in 30 days. To date, we have not made concessions to secure payment of our receivables. It is frequently the case that our receivables are outstanding for more than 30 days. Our accounts receivable from international customers have been outstanding longer than our domestic receivables and we expect this to continue to be the case.

        In each of the last three fiscal years, a relatively small number of customers have accounted for a large portion of our revenues, and the composition of our major customers has changed from year to year. This is because we currently have a limited sales force, our products have a lengthy sales cycle and we recognize relatively large license revenues upon entering into perpetual licensing agreements. We had three end-user customers that individually accounted for at least 10% of our revenues in the years ended March 31, 2002 and 2000 and we had four end-user customers that accounted for at least 10% of our revenues in the year ended March 31, 2001. In the aggregate, these customers accounted for 51%, 74% and 44% of our revenues in the years ended March 31, 2002, 2001 and 2000, respectively. Additionally, most of our international sales are from our Japanese distributor which represented 78% and 43% of our sales in the years ended March 31, 2002 and 2001, respectively. As we expand our sales and marketing activities and increase our sales force, we expect to gain a larger number of customers and experience less significant customer concentration.

CRITICAL ACCOUNTING POLICIES

        The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect our reported assets, liabilities, revenues and expenses, and our related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, goodwill and intangible assets and income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Our estimates then form the basis of judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        We believe the following critical accounting policies and the related judgments and estimates significantly affect the preparation of our consolidated financial statements:

Revenue Recognition

        Revenue recognition rules are very complex, and certain judgments affect the application of our revenue policy. The amount and timing of our revenue is difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause our operating results to vary significantly from quarter to quarter. In addition to determining our results of operations for a given period, our revenue recognition determines the timing of certain expenses, such as commissions, royalties and other variable expenses.

        We derive revenues principally from the sale of software license, software maintenance contracts and consulting services. We offer two types of licenses: perpetual and time-based. Perpetual licenses have no expiration date, while time-based licenses require renewal. Our software product licenses provide a narrowly defined subset of features for a given customer. The customer may acquire additional licenses to extend the functionality of our products as its technologies and facilities change or if it wishes to use additional features of our software for its production process. Our licenses usually limit the number of people who can use the software at a given time. Historically, most of our revenues have come from the sale of perpetual licenses, although we expect to derive more revenues from time-based licenses in the future.

        Revenues from software licenses are generally recognized upon the execution of a binding agreement and delivery of the software, provided that: the fee is fixed or determinable; vendor-specific objective evidence exists to allocate a portion of the total license fee to any undelivered elements of the arrangement; collection is reasonably assured; and the agreement does not contain customer acceptance clauses. If customer acceptance clauses exist, revenues are recognized upon customer acceptance and all other revenue recognition criteria are met.

        If the consulting or other services sold in connection with the software license are essential to the functionality of the software, we recognize revenue on either a percentage-of-completion or completed contract basis. For the percentage-of-completion method we recognize revenues using labor hours incurred as the measure of progress against the total labor hours estimated for completion of the project. We consider a project completed after all contractual obligations are met. At times, an unbilled accounts receivable balance can exist which comprises of revenue recognized in advance of contractual billings. We make provisions for estimated contract losses in the period in which the loss becomes probable and can be reasonably estimated. Estimates of total labor hours or expected losses on contracts are subject to judgment and actual amounts may differ significantly from those estimates.

        For contracts with multiple obligations (e.g., deliverable and undeliverable products, post-contract support and other services), we allocate revenues to the undelivered element of the contract based on objective evidence of its fair value. This objective evidence is the sales price of the element when sold separately or the renewal rate specified in the agreement for licensing arrangements with terms of one year or greater that include post-contract customer support and software updates. We recognize revenues allocated to undelivered products when the criteria for software license revenues set forth above are met. Revenues from time-based software licenses are generally recognized ratably over the period of the licenses. Determining whether objective evidence of fair value exists is subject to judgment and resulting fair values used in determining the value of the undelivered elements is also subject to judgment and estimates.

        Software maintenance revenues are recognized ratably over the term of the maintenance period, which is generally one year. Our software maintenance includes product maintenance updates, Internet-based technical support and telephone support. Revenues derived from our consulting services are recognized as the services are performed.

        We also derive revenues from the sale of software licenses, maintenance and post-contract support services through our distributors. Revenues from sales made through our distributors which have return rights are recognized when the distributors have sold the software licenses or service to their customers. Revenues from maintenance and post-contract support services sold through our distributors are recognized ratably over the contract period.

        Amounts invoiced to our customers in excess of recognized revenues are recorded as deferred revenues. The timing and amounts invoiced to customers can vary significantly depending on specific contract terms and can therefore have a significant impact on deferred revenues in any given period.

Goodwill and Intangible Assets

        Consideration paid in connection with acquisitions is required to be allocated to the acquired assets, including identifiable intangible assets, goodwill, and liabilities acquired. Acquired assets and liabilities are recorded based on our estimate of fair value, which requires significant judgment with respect to future cash flows and discount rates. For intangible assets, we are required to estimate the useful life of the asset and recognize its cost as an expense over the useful life. We use the straight-line method to expense long-lived assets, except goodwill, which results in an equal amount of expense in each period. We regularly evaluate acquired businesses for potential indicators of impairment of goodwill and intangible assets. Our judgments regarding the existence of impairment indicators are based on market conditions, operational performance of our acquired businesses and identification of reporting units. Future events could cause us to conclude that impairment indicators exist and that goodwill and other intangible assets associated with our acquired businesses are impaired. Beginning in the first quarter of 2003, the methodology for assessing potential impairments of intangibles will change based on new accounting rules issued by the Financial Accounting Standards Board (see recent accounting pronouncements) and it is not expected to have a material effect on our financial position or results of operations. Any resulting impairment loss in the future based on this policy could have a material adverse impact on our financial condition and results of operations.

Income Taxes

        We are required to estimate our income taxes in each of the jurisdictions in which we operate as part of the process of preparing our consolidated financial statements. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities. We must then assess the likelihood that our net deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. While we have considered future taxable income in assessing the need for the valuation allowance, in the event we were to determine that we would be unable to realize our deferred tax assets in the future, an adjustment to the deferred tax asset would be made, decreasing income in the period in which such determination was made.

RECENT ACCOUNTING PRONOUNCEMENTS

        In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations." SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The provisions of SFAS No.141 have been adopted as of July 1, 2001 and did not have a significant impact on our consolidated financial statements.

        In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", which is required to be applied starting with fiscal years beginning after December 15, 2001. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, SFAS No. 142 includes provisions upon adoption for the classification of certain existing recognized intangibles as goodwill, assessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. We will fully adopt SFAS No. 142 in the first quarter of fiscal 2003 and the adoption is not expected to have a material impact on our consolidated financial statements. We are applying the non-amortization provisions of SFAS No. 142 for any business combination consummated on or after July 1, 2001.

        In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed, and requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. SFAS No. 144 will be effective for fiscal years beginning after December 15, 2001. We do not expect the adoption of SFAS No. 144 to have a material effect on our consolidated financial statements.

RESULTS OF OPERATIONS

        The following table sets forth statement of operations data for the periods indicated as a percentage of total revenues.

	Years ended March 31,
	2002	2001	2000
Revenues:
Software licenses	82%	81%	82%
Consulting services, maintenance and other	18%	19%	18%

Total revenues	100%	100%	100%

Cost of revenues:
Software licenses	2%	1%	0%
Consulting services, maintenance and other	6%	7%	7%

Total cost of revenues	8%	8%	7%

Gross profit	92%	92%	93%

Operating expenses:
Research and development	18%	25%	77%
Sales, general and administrative	27%	32%	85%
Stock-based compensation	9%	18%	16%
Amortization of intangible assets	1%	1%	4%

Total operating expenses	55%	76%	182%

Income (loss) from operations	37%	16%	(89%)

Comparison of years ended March 31, 2002 and 2001

        Revenues.    Total revenues increased 177% or $23.8 million to $37.2 million in the year ended March 31, 2002, up from $13.4 million in the year ended March 31, 2001. This increase was primarily driven by increases in software licenses and maintenance revenues, which we believe resulted from increased market acceptance of our products.

        Software license revenue increased 178% or $19.4 million to $30.3 million in the year ended March 31, 2002, up from $10.9 million in the year ended March 31, 2001. Approximately $19.0 million was due to increased license revenue from the sale of software licenses for the YIELDirector family of products and related software modules and $400,000 was due to a favorable arbitration ruling during the third quarter of 2002.

        Consulting services, maintenance and other revenues increased 171% or $4.3 million to $6.8 million in the year ended March 31, 2002, up from $2.5 million in the year ended March 31, 2001. This increase was due to an increase in maintenance fees from a greater number of customers, an increase in consulting services related to acquired companies and increased complementary hardware sales.

        Gross profit.    As a percentage of revenues, gross profit remained unchanged at 92% for the years ended March 31, 2002 and March 31, 2001. Gross profit has been and will continue to be affected by a variety of factors, the most important of which is the relative mix of revenues among software licenses, maintenance fees and consulting services. We expect gross profit levels to remain at approximately 90% for the year ending March 31, 2003.

        Research and development.    Research and development expenses represented 18% of revenues in the year ended March 31, 2002 compared to 25% of revenues in the year ended March 31, 2001. Actual costs increased to $6.5 million for the year ended March 31, 2002, up from $3.4 million for the year ended March 31, 2001. This increase is primarily attributable to the hiring of additional software engineers and technical staff and increases of headcount related to acquisitions completed during the year. Salaries and related benefits of research and development engineers represent the single largest component of our research and development expenses. With the planned ongoing expansion of our research and development efforts in the United States and internationally, we expect research and development costs to increase in future periods in absolute dollars but remain relatively stable as a percentage of revenue at approximately 20%.

        Sales, general and administrative.    Sales, general and administrative expenses for the year ended March 31, 2002 were $10.0 million, or 27% of revenues, compared to $4.3 million, or 32% of revenues in the year ended March 31, 2001. The increase in costs was primarily due to increases in staff and an increase in professional fees and the headcount increases related to acquisitions we completed during the year ended March 31, 2002. We anticipate that general and administrative expenses will increase in absolute terms in future periods as we continue to expand our operations as a public company. We also anticipate that sales and marketing expenses will increase in absolute dollars as we continue to expand our sales and marketing departments, target new customers for our technologies, further develop brand name recognition for our products and establish and grow our international sales and marketing offices.

        Stock-based compensation.    Stock-based compensation expense for the year ended March 31, 2002 increased to $3.5 million, compared with $2.4 million for the year ended March 31, 2001. Stock-based compensation expense in the year ended March 31, 2002 increased from the previous year primarily as a result of recording deferred compensation early in fiscal 2002 related to the issuance of stock options at less than their deemed fair market value. The cost of these options are being amortized on an accelerated basis to expense over the term of the options. Additionally, as a result of our acquisitions where we have recorded deferred compensation related to stock options assumed, we expect stock-based compensation expense in the near term to increase and then decrease in the future. Stock-based compensation expense may increase in subsequent periods if we assume stock options in connection with other acquisitions.

        Amortization of intangible assets.    Amortization of intangible assets was $294,000 in the year ended March 31, 2002, compared to $137,000 in the year ended March 31, 2001. This increase in amortization resulted from the acquisitions of FabCentric and Covalar in the current year. We expect this amount to increase in the year ending March 31, 2003 as there will be a full year's amortization of the intangible assets acquired as well as amortization of the intangible assets acquired in connection with the acquisition of DYM in the first quarter of fiscal 2003.

        Interest income (expense) and other, net.    Interest income, net of interest and other expenses for the year ended March 31, 2002 was $908,000, compared with net expense of $190,000, for the year ended March 31, 2001. This increase was due to greater interest income from higher average balances of cash, cash equivalents and short-term investments generated from our initial public offering and cash flows provided by operations.

        Provision for income taxes.    Our effective tax rate for the year ended March 31, 2002 was 54% compared with 72.5% for the year ended March 31, 2001. The provision for income taxes for the years ended March 31, 2002 and 2001 is primarily affected by the non-deductibility for income tax purposes of stock-based compensation and the amortization of intangible assets. The effective rate for the years ended March 31, 2002 and 2001 was based on statutory federal and state tax rates net of the estimated realization of deferred tax assets. The increase in the tax provision of $6.5 million to $7.9 million in the year ended March 31, 2002 from $1.4 million in the year ended March 31, 2001 was due to higher profits generated from our operations.

Comparison of years ended March 31, 2001 and 2000

        Revenues.    Total revenues increased 262% to $13.4 million for the year ended March 31, 2001, up from $3.7 million for the year ended March 31, 2000. Of this increase, approximately 81% was due to a rise in software license revenues, primarily from sales of our YIELDirector platform, software modules and Standard Configurations first introduced for sale in the second half of the year ended March 31, 2000.

        Product sales in the years ended March 31, 2001 and 2000 were highly concentrated, with 74% of total revenues in the year ended March 31, 2001 coming from four customers and 44% of total revenues in the year ended March 31, 2000 coming from three customers. The remainder of the increase in revenues was due to software maintenance contracts recognized ratably over the contract term and increased consulting activities.

        Gross profit. As a percentage of revenues, gross profit remained relatively unchanged at 92% for the year ended March 31, 2001 compared to 93% for the year ended March 31, 2000. Gross profit has been affected by a variety of factors, the most important of which is the relative mix of revenues among software licenses, maintenance fees and consulting services.

        Research and development.    Research and development expenses represented 25% of revenues in the year ended March 31, 2001 compared to 77% of revenues in the year ended March 31, 2000. Actual costs increased to $3.4 million for the year ended March 31, 2001 from $2.9 million for the year ended March 31, 2000. This increase is primarily attributable to the hiring of additional software engineers and technical staff. Salaries and benefits of research and development engineers represent the single largest component of our research and development expenses.

        Sales, general and administrative.    Sales, general and administrative expenses for the year ended March 31, 2001 were $4.3 million, or 32% of revenues, compared to $3.2 million, or 85% of revenues in the year ended March 31, 2000. The increase was primarily due to staff increases and professional fees in connection with our preparation for an initial public offering.

        Stock-based compensation.    Stock-based compensation expense increased to $2.4 million in the year ended March 31, 2001 from $580,000 in the year ended March 31, 2000. This increase was due to the issuance of stock options at less than their deemed fair market value and the release from escrow of shares issued in connection with the acquisition of Yield Management Associates in February 1999. As a result of this transaction, we recorded non-cash expenses of $1.3 million and $351,000 for the years ended March 31, 2001 and 2000, respectively. The stock-based compensation charges recorded in the year ended March 31, 2001 for the issuance of stock options will be amortized on an accelerated basis over the next four years.

        Amortization of intangible assets.    Amortization of intangible assets was $137,000 in the year ended March 31, 2001. Amortization of intangible assets was $148,000 in the year ended March 31, 2000. The amortization of intangibles remained relatively stable between periods.

        Interest income (expense) and other, net.    Interest expense declined to $190,000 in the year ended March 31, 2001 from $248,000 in the year ended March 31, 2000.

        Provision for income taxes.    Our effective tax rate for the years ended March 31, 2001 and 2000 was 72.5% and 0%, respectively. The provision for income taxes for the year ended March 31, 2001 reflects the non-deductibility for income tax purposes of stock-based compensation and amortization of intangible assets. The effective rate for the year ended March 31, 2001 is based on statutory federal and state tax rates net of the estimated realization of deferred tax assets. In the year ended March 31, 2000 we incurred an operating loss for which we have recorded a valuation allowance for the full amount of our net deferred tax assets, as the future realization of the tax benefit was not likely as of March 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

        Net cash provided by operating activities for the year ended March 31, 2002 was approximately $4.6 million compared to $2.0 million for the year ended March 31, 2001 and a use of $1.7 million in the year ended March 31, 2000. Our cash flow provided by operations for the year ended March 31, 2002 was primarily attributed to our net income, adjusted for certain non-cash items including the tax benefit from stock options, depreciation and amortization, stock-based compensation, an increase in income tax payable, and offset primarily by an increase in accounts receivable and prepaid assets. Our positive cash flow from operations for the year ended March 31, 2001 was primarily attributed to our net income, adjusted for certain non-cash items including the depreciation and amortization and stock-based compensation, an increase in income tax payable, and offset primarily by an increase in accounts receivable and deferred revenue. Our negative cash flow from operations for the year ended March 31, 2000 was primary attributed to our net loss, an increase in accounts receivable, and offset primarily by an increase in accrued liabilities and deferred revenue. Our standard payment terms for our customers provide for payment in 30 days. Although our payment terms are stated in our customer agreements, our experience with certain customers is that they take longer to pay and that some payments from international customers are not received for up to 180 days.

        Net cash used in investing activities was $28.1 million for the year ended March 31, 2002 compared to $870,000 for the year ended March 31, 2001 and $48,000 for the year ended March 31, 2000. Our investing activities for the year ended March 31, 2002 consisted primarily of the acquisitions of Tyecin, FabCentric and Covalar, purchases of marketable securities, and equipment purchases. The investing activities for the year ended March 31, 2001 consisted primarily of the issuance of notes receivable of $750,000.

        Net cash provided by financing activities was $68.7 million for the year ended March 31, 2002, primarily from our initial public offering completed in August 2001, and proceeds from exercise of stock options, partially offset by the repayment of notes payable and capital lease obligations. Net cash used in financing activities was $272,000 for the year ended March 31, 2001, primarily from repayments of notes payable and capital lease obligations. Net cash provided by financing activities was $1.6 million for the year ended March 31, 2000, primarily from the issuance of the convertible debenture.

        We are currently not in compliance with certain non-financial covenants of the $1.5 million secured convertible debenture issued by our subsidiary Heuristic Physics Laboratories, Inc. to Applied Materials, and as a result Applied Materials may declare all outstanding obligations under the debenture immediately due and payable. To date, the holder of the debenture has not demanded repayment of the debenture. If the Company repays the debenture, the debenture holder will forfeit its right to convert the debenture into shares of common stock.

        Future payments due under debt, lease obligations, and an employee loan as of March 31, 2002 are as follows (in thousands):

Year Ending March 31,	Convertible Debenture(1)	Capital Lease Obligations(2)	Operating Leases	Employee Loan(3)	Total
2003	$1,500	$222	$1,371	$450	$3,543
2004	—	198	1,223	—	1,421
2005	—	70	1,233	—	1,303
2006	—	20	930	—	950
2007	—	13	11	—	24

	$1,500	$523	$4,768	$450	$7,241

(1)    This debenture may be converted at any time at the option of the holder into our common stock at a conversion price of $1.45 per share (see Note 7 of Notes to Consolidated Financial Statements).

(2)    From 2003 to 2007, we will make interest payments totaling $49,000 for capital leases obligations; this interest component is included in the commitment schedule above.

(3)    As of May 2002, we have loaned the remaining balance of $450,000 to the employee and the total outstanding note receivable is $750,000 (see Note 10 of Notes to Consolidated Financial Statements).

        In connection with the acquisition of Covalar, we have reserved an additional 600,000 shares of common stock to be issued to Covalar shareholders if certain revenue targets are achieved in the twelve months following the closing of the acquisition on February 15, 2002.

        In connection with the acquisition of DYM, we may issue additional shares of common stock with a value of up to $5.0 million, depending on the number of qualifying software maintenance contracts entered by DYM in the first year following the closing of the acquisition.

        We believe our current cash and cash equivalent balances, our short-term investments, and cash flows we expect to generate from operations, will be sufficient to meet our capital requirements for at least the next twelve months. Our future capital requirements will depend on many factors, including the rate of revenue growth, profitability, spending on research and development programs, expansion of sales and marketing and administrative activities, introductions of new products and product enhancements, market acceptance of our products and acquisitions of other companies or technologies.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        In the normal course of business, our financial position is subject to a variety of risks, including market risk associated with interest rate and foreign currency exchange movements. We regularly assess these risks and have established policies and business practices to protect against these and other exposures. As a result, we do not anticipate material potential losses in these areas.

  Interest Rate Risk

        We are exposed to interest rate risk on our $1.5 million convertible debenture and our investment portfolio which is primarily in fixed rate securities at March 31, 2002. We invest excess cash in debt instruments of the US Government and its agencies, and in high quality corporate issuers and, limit the amount of credit exposure to any one issuer. Changes in the fixed rate interest market would change the estimated value of our debenture. Our investments in fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates. We believe that a change in long-term interest rates would not have a material effect on our business, financial condition results of operations or cash flow. Our cash and cash equivalents consist of cash and highly liquid money market instruments with original or remaining maturities of 90 days or less. Because of the short maturities of these instruments, a sudden change in market interest rates would not have a material impact on the fair value of the portfolio, but it may cause the amount of income we derive to vary significantly from period to period. A hypothetical 10% increase in interest rates would result in approximately $109,000 decrease in the fair value of our available-for-sale securities as of March 31, 2002.

  Foreign Exchange Risk

        Our sales are primarily denominated in US dollars and, as a result, we have relatively little exposure to foreign currency exchange risk with respect to revenues. Our sales through our Japanese subsidiaries, which represented approximately 4.5% of total revenues for the year ended March 31, 2002, are denominated in yen. A 10% adverse change in yen exchange rates would not have had material impact on revenues for the year ended March 31, 2002. Additionally, our exposure to foreign exchange rate fluctuations arises in part from intercompany accounts which can be denominated in the functional currency of the foreign subsidiary. As exchange rates vary when the accounts are translated, results may vary from expectations and adversely impact earnings. The effect of foreign exchange rate fluctuations for the fiscal 2002 was not material.

        While our sales are generally denominated in US dollars, our international subsidiaries' books and records are maintained in the local currency. As a result, our financial statements are remeasured in US dollars using a combination of current and historical exchange rates. The functional currencies of our foreign subsidiaries are their local currencies. We translate certain assets and liabilities to US dollars at the current exchange rate as of the applicable balance sheet date. Revenues and expenses are translated at the average exchange rates prevailing during the period. Adjustments resulting from the translation of the foreign subsidiaries' financial statements are recorded in accumulated other comprehensive income (loss) in stockholders' equity.

RISK FACTORS

RISKS ASSOCIATED WITH OUR BUSINESS

There are significant barriers to widespread adoption of our yield-optimization products by the semiconductor industry.

        In order for our business to grow, we must overcome certain barriers to the adoption of our yield-optimization products by the semiconductor industry. Many semiconductor designers and manufacturers have in-house yield-management systems and may be reluctant to implement our software because they may believe that third-party tools will not incorporate their existing know-how and methodology. If participants in this industry reject using third-party software to optimize their yield, our growth would be impaired, which would negatively affect our results of operations and cause our business to fail. In addition, because our yield-optimization solutions are relatively new to the semiconductor industry and can be difficult to explain, intensive marketing and sales efforts will be necessary to educate prospective industry partners and customers regarding the uses and benefits of our technologies and software products. Accordingly, we cannot assure you that our software products will gain acceptance at the level or in the time frame we anticipate. Such a failure to gain acceptance would have a material adverse effect on our business.

The semiconductor industry has experienced downturns in the past and any future downturns could adversely affect our revenues and operating results.

        Our business depends in part on the economic health of our customers: IDMs, or integrated device manufacturers, fabless semiconductor companies, and semiconductor equipment OEMs, or original equipment manufacturers. The semiconductor industry is prone to periods of oversupply resulting in significantly reduced capital expenditures, and it is currently experiencing such a downturn. When the industry last experienced a slowdown in 1998, some semiconductor manufacturers postponed or canceled capital expenditures for previously planned expansions or new fabrication facility construction projects, resulting in a substantial decline in worldwide semiconductor capital expenditures.

        Current conditions and future downturns could lead to another slowdown in growth that would have a similar effect on the willingness of semiconductor companies to purchase our yield-optimization products and services or to purchase equipment from semiconductor equipment OEMs that have embedded our software in their products. Significant downturns could materially and adversely affect our business and operating results. In addition, we expect to continue increasing our investment in engineering, research and development, and marketing, which limits our ability to reduce expenses during such downturns.

In any particular period, we derive a substantial portion of our revenues from a small number of customers, and our revenues may decline significantly if any major customer cancels or delays a purchase of our products.

        In each of the years ended March 31, 2002, 2001, and 2000, customers that individually accounted for at least 10% of our revenues together represented 51%, 74% and 44% of our revenues, respectively, and in each of these years, there was substantial change among the companies that represented our largest customers. In the year ended March 31, 2002, sales to three end customers accounted for 19%, 18%, and 14%, respectively, of our revenues. The large percentage of revenues derived from a small group of customers has resulted from the relatively large license revenues we recognize upon entry into perpetual licensing agreements, from our current limited sales force, and from the lengthy sales cycle for our products. Because we derive most of our revenues from sales of perpetual licenses and because our existing customers' needs for additional products are based on intermittent events, such as the introduction of new technologies or processes, building of new facilities or the need to increase capacity of existing facilities, our largest customers change substantially from period to period. Delays or failures in selling new licenses to existing or new customers would cause significant period-to-period changes in our operating results, which may result in our failure to meet market expectations. We may also incur significant expense and devote management attention to the pursuit of potentially significant license revenues, but ultimately fail to secure these revenues.

We have a long and variable sales cycle, which can result in uncertainty and delays in generating additional revenues.

        Because our yield-optimization software and services are often unfamiliar to our prospective customers, it can take a significant amount of time and effort to explain the benefits of our products. For example, it generally takes at least six months after our first contact with a prospective customer before we start licensing our products to that customer. In addition, due to the nature of fabrication facility deployment and the extended time required to bring a fabrication facility to full capacity, capital expenditures vary greatly during this time. Accordingly, we may be unable to predict accurately the timing of any significant future sales of software licenses. We may also spend substantial time and management attention on potential licenses that are not consummated, thereby foregoing other opportunities.

We must continually replace the revenues generated from the sale of perpetual licenses in order to maintain and grow our business.

        Over the past year, we have generated the bulk of our revenues from the sale of perpetual licenses. These licenses produce large amounts of revenues in the periods in which the license fees are recognized and are not necessarily indicative of a commensurate level of revenues from the same customers in future periods. Our period-to-period growth will depend significantly on our ability to expand the number of users of our products within our customers' organizations, license additional software to our customers and attract new customers. We may not be successful in these sales efforts and, consequently, revenues in any future period may not match that of prior periods.

Our operating results may fluctuate significantly and any failure to meet financial expectations may disappoint investors and could cause our stock price to decline.

        Historically, our quarterly operating results have fluctuated and we expect them to continue to fluctuate in the future due to a variety of factors, many of which are outside of our control. Because of our current limited sales force, the lengthy sales cycle of our products and the intermittent needs of customers, we derive our revenues primarily from a relatively small number of large transactions in any given operating period. Accordingly, the timing of large orders has significantly affected, and will continue to significantly affect, quarterly operating results. Factors that could cause our revenues and operating results to vary from period to period include:

  •
  large sales unevenly spaced over time;

  •
  timing of new products and product enhancements by us and our competitors;

  •
  the cyclical nature of the semiconductor industry;

  •
  changes in our customers' development schedules, expenditure levels and product support requirements; and

  •
  incurrence of sales and marketing and research and development expenses that may not generate revenues until subsequent quarters.

        As a result, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful and may not be accurate indicators of future performance. These factors may cause our operating results to be below market expectations in some future quarters, which could cause the market price of our stock to decline.

We may not succeed in developing new products and our operating results may decline as a result.

        Our customers and competitors operate in rapidly evolving markets that are characterized by introduction of new technologies and more complex designs, shorter product life cycles and disaggregation of the industry into new subsectors. For example, ever-smaller geometries are being used in semiconductors and new materials are being employed to enhance performance. We must continually create new software and add features and functionality to our existing software products to keep pace with these changes in the semiconductor industry. Specifically, we need to focus our research and development to:

  •
  interface with new semiconductor-producing hardware and systems that others develop;

  •
  remain competitive with companies marketing third-party yield-management software and consulting services;

  •
  continue developing new software modules that are attractive to existing customers, many of which have purchased perpetual licenses and are under no ongoing obligation to make future purchases from us; and

  •
  attract new customers to our software.

        Maintaining and capitalizing on our current competitive strengths will require us to invest heavily in research and development, marketing, and customer service and support. Although we intend to devote substantial expenditures to product development, we may not be able to create new products in a timely manner that adequately meet the needs of our existing and potential customers. A failure to do so would adversely affect our competitive position and would result in lower sales and a decline in our profitability.

We may not be able to effectively compete against other companies, which could impair our growth and profitability.

        We target IDMs, fabless semiconductor companies, foundries and semiconductor equipment OEMS. The tools and systems against which our products and services most commonly compete are those that semiconductor companies have created in-house. In order to grow our business, we must convince these producers of the benefit of an outside solution. The third-party providers against whom we compete are, generally, divisions of larger semiconductor equipment OEMs, such as KLA-Tencor. These companies can compete on the basis of their greater financial, engineering and manufacturing resources, and their long-standing relationships with the same companies we are targeting. If we cannot compete successfully against these forms of competition, the growth of our business will be impaired.

        In addition, a key part of our strategy is to gain competitive advantage by establishing YIELDirector, our proprietary system platform and integrated yield-optimization software, as the standard in the semiconductor industry. If we do not rapidly establish ourselves as the leading yield-optimization solution provider, we may not be able to grow fast enough to compete effectively with existing and future competitors.

        Errors in our products or the failure of our products to conform to specifications could hurt our reputation and result in our customers demanding refunds or asserting claims against us for damages.

        Because our software products are complex, they could contain errors or "bugs" that can be detected at any point in a product's lifecycle. We have a team dedicated to detecting errors in our products prior to their release in order to enable our software developers to remedy any such errors. In the past we have discovered errors in some of our products and have experienced delays in the delivery of our products because of these errors. In addition, we have software engineers and developers who participate in the maintenance and support of our products and assist in detecting and remedying errors after our products are sold. On some occasions in the past, we have had to replace defective products that were already delivered. These delays and replacements have principally related to new product releases. Detection of any significant errors may result in:

  •
  the loss of, or delay in, market acceptance and sales of our products;

  •
  the delay or loss of revenues;

  •
  diversion of development resources;

  •
  injury to our reputation; or

  •
  increased maintenance and warranty costs.

Any of these problems could harm our business and operating results.

        If our products fail to conform to specifications, customers could demand a refund for the purchase price or assert claims for damages. Liability claims could require us to spend significant time and money in litigation or to pay significant damages. Any such claims, whether or not successful, could seriously damage our reputation and our business.

We may have difficulty sustaining profitability and may experience losses in the future.

        The year ended March 31, 2001 was our first profitable year since we shifted the focus of our business to yield-optimization software and services from our prior focus on automated test equipment. In order to sustain profitability, we will need to continue to generate new sales while controlling our costs. We expect to increase the size of our company in the next twelve months, and we may not be able to successfully generate enough revenues to remain profitable with this growth. We anticipate that our expenses will increase in the next twelve months as we:

  •
  increase our direct sales and marketing personnel and activities;

  •
  develop our technology, expand our existing product lines and create additional software modules for our products;

  •
  develop additional strategic alliances with third-party providers of semiconductor design, fabrication and test solutions; and

  •
  implement additional internal systems, develop additional infrastructure and hire additional management.

        Any failure to increase our revenues and control costs as we implement our product and distribution strategies would harm our profitability and would likely negatively affect the market price of our common stock.

Our limited operating history selling our software products makes our business difficult to evaluate.

        Because we are in the early stages of our development as a provider of yield-optimizing software, it may be difficult to evaluate our business operations and prospects. Past revenues and sales figures may be a poor indicator of future performance. In addition, we have only sold our current product line for approximately three years. This makes it more difficult for us to plan for the further development of our business than if we had a more mature business line.

If we are unable to effectively manage our growth, our financial and managerial resources may be stressed and our business may be harmed.

        If we cannot manage our growth, our financial condition and operating results could be seriously harmed. We have increased our workforce over the last 12 months and expect to continue adding employees over the next 12 months, primarily in research and development and sales and marketing. We expect this growth to place significant strain on our managerial and financial resources, as well as on our limited financial and management controls, reporting systems and procedures. Any future growth will require us to continue to implement and improve operational, financial and management information and control systems on a timely basis, and to maintain effective cost controls. Since our growth has occurred over a limited time period, we cannot fully assess our ability to continue managing our growth in the future. Our inability to manage any future growth effectively may be harmful to revenues and profitability.

Any acquisitions we make could disrupt our business and harm our financial condition.

        We completed three acquisitions in fiscal 2002 and one additional acquisition in the first quarter of fiscal 2003. We may attempt to acquire additional businesses or technologies that we believe fit strategically with our business. Although we have not experienced significant operational difficulties in connection with our prior acquisitions, these acquisitions were of small companies and because these acquisitions were recently completed, we are still in the process of integrating operations. Future acquisitions may result in unforeseen operating difficulties and expenditures, and may require significant management attention that would otherwise be available for ongoing business and product development. Since we will not be able to accurately predict these difficulties and expenditures, it is possible that these costs will outweigh the value we realize from a future acquisition. In addition to the risks that we would face in integrating any new acquisitions, we could face the following risks:

  •
  we could realize substantial acquisition-related expenses, which would reduce our net income in future years;

  •
  we could lose key employees and customers as a result of changes in management; and

  •
  our investigation of potential acquisition candidates might not reveal problems and liabilities associated with the businesses, technologies or products that we acquire.

        In addition, if we conduct acquisitions using convertible debt or equity securities, the increased number of shares could result in lower earnings per share.

We rely on the services of certain key personnel, and those persons' knowledge of our business and technical expertise would be difficult to replace.

        Our products and technologies are complex and we are substantially dependent upon the continued service of our existing managerial and senior engineering personnel, including Y. David Lepejian, our President and Chief Executive Officer. We do not have employment agreements with many of our executive officers and our key man life insurance on Mr. Lepejian is limited to $2.7 million. The loss of any of our key employees could adversely affect our business and slow our product development processes or sales and marketing efforts.

        A failure to effectively compete for, recruit and retain a significant number of technical and sales and marketing personnel would hinder our research and development and marketing efforts.

        Because of the complexity of our products and technologies, there is a limited number of people who have the required skill, experience and training to qualify for employment by us. The market for these employees is characterized by intense competition, as well as a high level of employee mobility, which makes it particularly difficult to attract and retain the qualified technical personnel we require. If we are unable to recruit and retain a sufficient number of technical personnel, we may not be able to complete development of, or upgrade or enhance, our products in a timely manner.

        The expansion of our sales and marketing department will also require the hiring and retention of personnel for whom there is a high demand. We plan to hire additional sales personnel, but competition for qualified sales people is intense, and we might not be able to hire a sufficient number of qualified sales people. If we are unable to recruit and retain a sufficient number of sales and marketing personnel, we may not be able to increase market awareness of our products and generate sales of our products as quickly as our investors and analysts might hope or expect.

RISKS RELATED TO OUR INTERNATIONAL OPERATIONS

Our business could be harmed by political or economic instability in the Republic of Armenia.

        Our software products are largely developed, produced, delivered and supported from our facilities in the Republic of Armenia. Armenian employees participate in our direct sales and marketing efforts. Changes in the political or economic conditions in Armenia and the surrounding region, such as fluctuations in exchange rates, the imposition of currency transfer restrictions or limitations, or the adoption of burdensome trade or tax policies, procedures, rules, regulations or tariffs, could adversely affect our ability to develop new products and take advantage of Armenia's low labor and production costs, and to otherwise conduct business effectively in Armenia.

        Armenia voted for independence in 1991 and adopted its current constitution in 1995. Laws protecting property (including intellectual property) are not well established and may be difficult to enforce. In recent years, Armenia has suffered significant political and economic instability. Any future political and economic instability could interfere with our ability to retain or recruit employees, significantly increase the cost of our operations, or result in regulatory restrictions on our business, making it difficult for us to maintain our business in Armenia or disrupting our Armenian operations. Any significant increase in the costs of our Armenian operations (whether due to inflation, imposition of additional taxes or other causes) would diminish, and could eliminate their current cost-advantages. Furthermore, we cannot assure you that restrictive foreign-relations laws or policies on the part of Armenia or the United States will not constrain our ability to operate effectively in both countries. If we lose or choose to terminate any part of our Armenian operation, replacements could be costly and we could experience delays in our product development, thereby harming our competitive position and adversely affecting our results of operations.

Our expansion into international markets may result in higher costs and could reduce our operating margins due to the higher costs of international sales.

        Our current strategy for growth includes further expansion in Asia, Europe, and other international markets. To effectively further this strategy, we must find additional partners to sell our products in international markets and expand our direct international sales presence. We would likely incur higher sales costs by expanding our direct sales staff abroad, but we might not realize corresponding increases in revenues or profitability. Furthermore, we may be forced to share sales revenues with distributors or other sales partners abroad in order to successfully penetrate foreign markets. Even if we successfully expand our direct and indirect international sales efforts, we cannot be certain that we will be able to create or increase international market penetration or demand for our products.

Problems with international business operations could adversely affect our sales.

        Sales to customers located outside the United States accounted for approximately 92%, 48% and 13% of our revenues in the years ended March 31, 2002, 2001 and 2000, respectively. We anticipate that sales to customers located outside the United States will represent a significant portion of our total revenues in future periods. In addition, many of our customers rely on third-party foundries operating outside of the United States. Accordingly, our operations and revenues are subject to a number of risks associated with foreign commerce, including the following:

  •
  managing foreign distributors;

  •
  staffing and managing foreign branch offices;

  •
  political and economic instability abroad;

  •
  foreign currency exchange fluctuations;

  •
  changes in tax laws and tariffs;

  •
  timing and availability of export licenses;

  •
  inadequate protection of intellectual property rights in some countries; and

  •
  obtaining governmental approvals for certain technologies.

        Any of these factors could result in decreased sales to international customers and domestic customers that use foreign fabrication facilities.

        Our accounts receivable from international customers are generally outstanding longer than our domestic receivables and, as a result, we may need a proportionately greater amount of working capital to support our international sales.

INTELLECTUAL PROPERTY-RELATED RISKS

Our success depends in part on our ability to protect our intellectual property, and any inability to do so could cause our business material harm.

        Our success depends in significant part on our intellectual property. While we have attempted to protect our intellectual property through patents, copyrights, or the maintenance of trade secrets, there can be no assurance that these measures will successfully protect our technology or that competitors will not be able to develop similar technology independently. It is possible, for example, that the claims we are allowed on any of our patents will not be sufficiently broad to protect our technology. In addition, patents issued to us could be challenged, invalidated or circumvented and the rights granted under those patents might not provide us with any significant competitive advantage. We have not attempted to secure patent protection in foreign countries, and the laws of some foreign countries do not protect our intellectual property as effectively as the laws of the United States. Also, our source code developed in Armenia may not receive the same copyright protection that it would receive if it was developed in the United States. As we increase our international presence, we expect that it will become more difficult to monitor the development of competing products that may infringe on our rights as well as unauthorized use of our products.

Our operating results would suffer if we were subject to a protracted intellectual property infringement claim or one with a significant damages award.

        Litigation regarding intellectual property rights frequently occurs in the software industry. We expect we will be subject to infringement claims as the number of competitors in our industry segment grows. While we are unaware of any claims that our products infringe on the intellectual property rights of others, such claims may arise in the future. Regardless whether these claims have merit, they could:

  •
  be costly to defend;

  •
  divert senior management's time, attention and resources;

  •
  cause product shipment delays; and

  •
  require us to enter into costly licensing or royalty arrangements.

        Any of these potential results of intellectual property infringement claims could limit our ability to maintain our business and negatively affect our operating results.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements

Consolidated Financial Statements:
Report of Independent Accountants	36
Consolidated Statements of Operations for each of the three years in the period ended March 31, 2002	37
Consolidated Balance Sheets at March 31, 2002 and 2001	38
Consolidated Statements of Cash Flows for each of the three years in the period ended March 31, 2002	39
Consolidated Statements of Stockholders' Equity (Deficit) for each of the three years in the period ended March 31, 2002	40
Notes to Consolidated Financial Statements	41
Financial Statement Schedules:
All schedules are omitted because they are not applicable or the required Information is shown in the Consolidated Financial Statements or Notes thereto.
Supplementary Financial Data:
Quarterly Financial Data (unaudited) for the two years ended March 31, 2002	60

Report of Independent Accountants

To the Board of Directors and
Stockholders of HPL Technologies, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of HPL Technologies, Inc. and its subsidiaries at March 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

San Jose, California
May 7, 2002

HPL Technologies, Inc.
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Years ended March 31,
	2002	2001	2000
Revenues:
Software licenses	$30,343	$10,908	$3,039
Consulting services, maintenance and other	6,811	2,511	665

Total revenues	37,154	13,419	3,704

Cost of revenues:
Software licenses	802	133	9
Consulting services, maintenance and other (1)	2,255	916	259

Total cost of revenues	3,057	1,049	268

Gross profit	34,097	12,370	3,436

Operating expenses:
Research and development (1)	6,534	3,381	2,851
Sales, general and administrative (1)	9,968	4,329	3,155
Stock-based compensation	3,547	2,369	580
Amortization of intangible assets	294	137	148

Total operating expenses	20,343	10,216	6,734

Income (loss) from operations	13,754	2,154	(3,298)
Interest income (expense) and other, net	908	(190)	(248)

Income (loss) before income taxes	14,662	1,964	(3,546)
Provision for income taxes	7,918	1,423	—

Net income (loss)	$6,744	$541	$(3,546)

Net income (loss) per share:
Basic	$0.28	$0.03	$(0.21)

Diluted	$0.21	$0.02	$(0.21)

Shares used in per share calculations:
Basic	24,038	17,496	17,068

Diluted	32,853	27,831	17,068

(1) Excludes the following stock-based compensation charges:
Cost of revenues	$39	$60	$2
Research and development	692	296	96
Sales, general and administrative	2,816	2,013	482

	$3,547	$2,369	$580

The accompanying notes are an integral part of these consolidated financial statements.

HPL Technologies, Inc.
Consolidated Balance Sheets
(In thousands, except per share data)

	March 31,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$45,821	$989
Short-term investments	14,311	—
Accounts receivable, net of allowances of $524 and $163, respectively	16,475	4,828
Unbilled accounts receivable	783	—
Prepaid expenses and other current assets	2,179	971

Total current assets	79,569	6,788
Property and equipment, net	3,691	478
Goodwill	42,904	—
Intangible assets, net	2,701	32
Other assets	2,334	206

Total Assets	$131,199	$7,504

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,468	$415
Accrued liabilities	2,613	1,045
Income tax payable	2,743	1,552
Deferred revenue	2,574	2,407
Capital lease obligations—current portion	194	62
Convertible debenture	1,500	1,500

Total current liabilities	12,092	6,981
Capital lease obligations—net of current portion	280	95
Note payable	—	200
Other liabilities	1,857	—

Total liabilities	14,229	7,276

Commitments (Note 8)
Stockholders' equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, no shares issued and outstanding at March 31, 2002 and 2001	—	—
Common stock, $0.001 par value; 75,000 shares authorized; 29,400 and 17,828 shares issued and outstanding at March 31, 2002 and 2001	29	18
Additional paid-in capital	118,706	5,715
Deferred stock-based compensation	(4,017)	(1,512)
Retained earnings (accumulated deficit)	2,751	(3,993)
Accumulated other comprehensive loss	(499)	—

Total stockholders' equity	116,970	228

Total Liabilities and Stockholders' Equity	$131,199	$7,504

The accompanying notes are an integral part of these consolidated financial statements.

HPL Technologies, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Years ended March 31,
	2002	2001	2000
Cash flows from operating activities:
Net income (loss)	$6,744	$541	$(3,546)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	904	463	456
Allowance for doubtful accounts	361	163	—
Accreted interest expense	25	70	99
Deferred taxes	(46)	(129)	—
Tax benefit from stock options	6,337	—	—
Stock-based compensation	3,547	2,369	580
Loss on disposal of property and equipment	—	92	—
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(10,715)	(1,616)	(3,185)
Unbilled accounts receivable	(393)	—	—
Prepaid expenses and other current assets	(1,696)	166	(140)
Other assets	(523)	—	(10)
Accounts payable	(363)	152	(202)
Accrued liabilities	799	(679)	1,273
Income taxes payable	1,191	1,552	—
Deferred revenue	(1,537)	(1,191)	2,969

Net cash provided by (used in) operating activities	4,635	1,953	(1,706)

Cash flows from investing activities:
Acquisition of property and equipment	(1,302)	(120)	(48)
Issuance of notes receivable	(3,045)	(750)	—
Repayment of notes receivable	2,745	—	—
Acquisitions, net of cash acquired	(12,095)	—	—
Purchases of marketable securities	(14,360)	—	—

Net cash used in investing activities	(28,057)	(870)	(48)

Cash flows from financing activities:
Proceeds from issuance of notes payable and line of credit	84	—	595
Repayments of notes payable and line of credit	(284)	(220)	(175)
Proceeds from issuance of convertible debenture	—	—	1,500
Issuance (redemption) of common stock	69,048	45	(244)
Principal payments on capital lease obligations	(144)	(97)	(76)

Net cash provided by (used in) financing activities	68,704	(272)	1,600

Effect of exchange rate changes on cash and cash equivalents	(450)	—	—

Net increase (decrease) in cash and cash equivalents	44,832	811	(154)
Cash and cash equivalents at beginning of period	989	178	332

Cash and cash equivalents at end of period	$45,821	$989	$178

Supplemental disclosures of cash flow information:
Interest paid	$202	$147	$110
Income taxes paid	$793	$—	$—
Acquisition of property and equipment under capital lease obligations	$461	$—	$173
Issuance of common stock and options assumed in connection with acquisitions	$33,592	$—	$61

The accompanying notes are an integral part of these consolidated financial statements.

HPL Technologies, Inc.
Consolidated Statements of Stockholders' Equity (Deficit)
(In thousands)

	Common stock
			Additional paid-in capital	Deferred stock-based Compensation	Retained earnings (accumulated deficit)	Accumulated other comprehensive loss	Total stockholders' equity (deficit)
	Shares	Amount
Balances as of March 31, 1999	16,854	$17	$995	$(48)	$(771)	$—	$193
Issuance of stock options to employees	—	—	1,085	(1,085)	—	—	—
Issuance of stock options to non-employees	—	—	47	(47)	—	—	—
Stock-based compensation	—	—	—	580	—	—	580
Issuance of warrants	—	—	229	—	—	—	229
Issuance of common stock in connection with SDT acquisition	517	1	60	—	—	—	61
Escrow release of stock-based compensation shares	—		326	(326)	—	—	—
Redemption of common stock	(128)	(1)	(26)	—	(217)	—	(244)
Net loss	—	—	—	—	(3,546)	—	(3,546)

Balances as of March 31, 2000	17,243	17	2,716	(926)	(4,534)	—	(2,727)
Issuance of common stock upon exercise of stock options	585	1	44	—	—	—	45
Issuance of stock options to employees	—	—	1,683	(1,683)	—	—	—
Escrow release of stock-based compensation shares	—	—	1,272	(1,272)	—	—	—
Stock-based compensation	—	—	—	2,369	—	—	2,369
Net income	—	—	—	—	541		541

Balances as of March 31, 2001	17,828	18	5,715	(1,512)	(3,993)	—	228
Components of comprehensive income:
Net income	—	—	—	—	6,744	—	6,744
Unrealized loss on available for sale securities, net of tax	—	—	—	—	—	(49)	(49)
Foreign currency translation adjustment	—	—	—	—	—	(450)	(450)

Total comprehensive income							6,245

Issuance of stock options to employees	—	—	3,863	(3,863)	—	—	—
Issuance of stock options to non-employees	—	—	162	—	—	—	162
Stock-based compensation	—	—	—	3,385	—	—	3,385
Issuance of common stock in public offering and exercise of options	9,387	9	69,039	—	—	—	69,048
Issuance of common stock and options assumed in connection with acquisitions	2,185	2	33,590	(2,027)	—	—	31,565
Tax benefit from exercise of stock options	—	—	6,337	—	—	—	6,337

Balances as of March 31, 2002	29,400	$29	$118,706	$(4,017)	$2,751	$(499)	$116,970

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. NATURE OF OPERATIONS

        HPL Technologies, Inc. ("HPL" or the "Company") is engaged in the sale, support and providing of services related to the yield optimization software it designs for companies involved in the design, fabrication and testing of semiconductors and flat panel displays. The Company also provides training and services in the methodologies and applications of integrated yield optimization techniques.

        Prior to the reincorporation in July 2001, the Company, a Delaware corporation, principally conducted business as Heuristic Physics Laboratories, Inc. ("HPLI"). Through the merger of a wholly-owned subsidiary of HPL with HPLI, a California corporation formed in June 1989, HPLI became a wholly-owned subsidiary of the Company. HPL issued 1.7 shares for each outstanding share of common stock of HPLI exchanged in the merger. HPLI continues to do business as a wholly-owned subsidiary of the Company. This merger has been accounted for in a manner similar to a pooling of interests.

        The consolidated financial statements for prior years have been retroactively adjusted to reflect the merger and stock conversion.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

        The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after the elimination of intercompany balances and transactions.

Reclassifications

        Certain prior year balances have been reclassified to conform to the current year's presentation.

Use of estimates

        The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements. These estimates may affect the amounts of assets and liabilities reported in the balance sheet, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the periods presented. Actual amounts may differ from those estimates.

Revenue recognition

        The Company recognizes revenue in accordance with the provisions of Statement of Position ("SOP") 97-2, "Software Revenue Recognition," as amended by SOP 98-4, SOP 98-9 and Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" issued by the Securities and Exchange Commission. The Company's revenues are primarily derived from three sources: (i) software license revenue, derived primarily from sales to end users and original equipment manufacturers on a per installation basis; (ii) maintenance revenue, derived primarily from providing post-contract customer support and software updates to end users; and (iii) consulting services revenues derived from providing training and consulting services to end users.

        If the consulting or other services sold in connection with a software license are essential to the functionality of the software, the Company recognizes revenue on either a percentage-of-completion or completed contract basis. For the percentage-of-completion method, the Company recognizes revenues using labor hours incurred as the measure of progress against the total labor hours estimated for completion. The Company considers a project completed after all contractual obligations are met. Unbilled accounts receivable comprises revenue recognized in advance of contractual billings.

Provisions for estimated contract losses are recognized in the period in which the loss becomes probable and can be reasonably estimated. When the services sold are not essential to the functionality of the software, the Company recognizes revenues from software licenses upon delivery of the software and execution of a binding agreement with the customer, provided that the fee is fixed or determinable, collection is reasonably assured and there are no customer acceptance clauses. When customer acceptance clauses exist, revenues are recognized upon customer acceptance.

        For contracts with multiple obligations (e.g., deliverable and undeliverable products, post-contract support and other services), the Company allocates revenues to the undelivered element of the contract based on objective evidence of its fair value. This objective evidence is the sales price of the element when sold separately or the renewal rate specified in the agreement for licensing arrangements with terms of one year or more that include post-contract customer support and software updates. The Company recognizes revenues allocated to undelivered products when all other of the criteria for revenue recognition has been met.

        Revenues for time-based software licenses for periods of one year or less are recognized ratably over the term of the contract. When the contract term is greater than one year and there is a stated renewal rate, which is substantive, in the arrangement for maintenance and post-contract support services, the Company recognizes the license fee upon delivery of the software assuming all other revenue recognition criteria have been met.

        Revenues from maintenance and post-contract support services are recognized ratably over the contractual period. Payments for maintenance and support services are generally made in advance and are non-refundable. Revenues from training and consulting services are recognized as the related services are performed. Customer advances and billed amounts due from customers in excess of revenue recognized are recorded as deferred revenue.

        The Company also derives revenues from the sale of its software licenses, maintenance and post-contract support services through distributors. Revenues from sales made through distributors which have return rights are recognized when the distributors have sold the software licenses or service to their customers. Revenues from maintenance and post-contract support services sold through distributors are recognized ratably over the contractual period.

        Deferred revenue includes advance payments received for maintenance and support services and license revenues received or due under the terms of the contracts for which customer acceptance has not been received.

Cost of revenues

        Cost of revenues consists primarily of expenses directly related to the cost of media on which a product is delivered, third party software royalties, product fulfillment costs, and direct customer service, consulting and support costs such as salaries and related expenses.

Software development costs

        Costs related to research, design and development of software products are generally expensed as incurred. Software development costs are capitalized beginning when a product's technological feasibility has been established through the time of general release of the product. Based on the Company's product development process, technological feasibility is established upon the completion of a working model. Costs eligible for capitalization, incurred after achieving technological feasibility and before general release of its product, were not material in the years ended March 31, 2002, 2001 and 2000. Accordingly, all software development costs have been charged to research and development expense in the accompanying consolidated statements of operations.

Cash, cash equivalents and short-term investments

        The Company invests its excess cash in debt instruments of the US Government and its agencies and in high-quality corporate issuers. The Company considers all highly liquid investments with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents. Short-term investments are classified as securities available-for-sale and are reported at fair value based on quoted market prices as of the balance sheet date. Realized gains or losses and declines in value judged to be other than temporary, if any, are determined on the specific identification method and are reflected in other income or loss. Net unrealized gains or losses, net of tax, are recorded directly in stockholders' equity.

Property and equipment

        Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, as follows:

Computers and equipment	3 years
Furniture, fixtures and other	3 to 7 years

        Computers and equipment acquired under capital leases are amortized over the shorter of the lease term or the useful life of the asset. Leasehold improvements are amortized using the straight-line method over the shorter of the remaining lease term or the estimated useful life of the improvement. Repair and maintenance costs are expensed as incurred. When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are relieved from the accounts and the net gain or loss is included in the determination of income or loss.

        Depreciation expense totaled $610,000, $326,000 and $308,000 for the years ended March 31, 2002, 2001, and 2000, respectively.

Goodwill and intangible assets

        Goodwill and intangible assets are stated at cost less accumulated amortization which is recognized using the straight line method over the estimated useful life. Management periodically evaluates long-lived assets for impairment. Goodwill related to business combinations consummated on or after July 1, 2001 is not amortized.

        Intangible assets acquired in business combinations consist primarily of purchased technology and customer backlog and are being amortized on a straight-line basis over their estimated useful life which ranges from six months to three years. Amortization expense totaled $294,000, $137,000 and $148,000 for the years ended March 31, 2002, 2001 and 2000, respectively.

Long-lived assets

        The Company monitors events and changes in circumstances that could indicate the carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of the assets will be recovered through non-discounted expected future cash flows. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

Foreign currency translations

        The functional currency for the Company's international subsidiaries are the local currencies. These international subsidiaries' financial statements are translated to United States dollars using period-end rates of exchange for assets and liabilities, and the average rates of exchange for the year for revenues and expenses. Translation gains (losses) are recorded in accumulated other comprehensive income (loss) in stockholders' equity. Net gains and losses resulting from foreign exchange transactions are included in other income (loss), net and were not significant in any of the periods presented.

Income taxes

        Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Advertising expense

        Advertising costs are included in sales, general and administrative expenses and are expensed as incurred. Advertising expense totaled $105,000, $61,000 and $21,000 for the years ended March 31, 2002, 2001 and 2000, respectively.

Stock-based compensation

        The Company accounts for its employee stock option plans using the intrinsic value method described in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Under APB Opinion No. 25, deferred stock compensation is recorded for the difference, if any, between an option's exercise price and the fair value of the underlying common stock on the grant date of the option. As permitted by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," the Company has adopted the "disclosure only" alternative described in SFAS No. 123 for its employee stock plans.

        The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force Consensus ("EITF") No. 96-18 "Accounting for Equity Instruments that Are Issued to Other than Employees For Acquiring, or in Conjunction with Selling, Goods or Services." Under SFAS No. 123 and EITF No. 96-18, stock options and warrants issued to non-employees are accounted for at their fair value calculated using the Black-Scholes option pricing model.

        Compensation expense resulting from employee and non-employee stock options are amortized to expense using an accelerated approach over the term of the options in accordance with Financial Accounting Standards Board Interpretation ("FIN") No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans."

Concentration of credit risk

        Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents and short-term investments and accounts receivable. Cash, cash equivalents and short-term investments are managed by three financial institutions that management believes are credit worthy.

        The Company performs ongoing credit evaluations of its customers' financial condition, generally requires no collateral from its customers and maintains allowances for potential credit losses.

        At March 31, 2002, accounts receivable from the Company's Japanese distributor accounted for 90% of accounts receivable. At March 31, 2001, the Company's Japanese distributor and a domestic customer accounted for 80% and 12% of accounts receivable, respectively.

Accumulated other comprehensive income (loss)

        Accumulated other comprehensive income (loss) consists of gains and losses that are not recorded in the statements of operations but instead are recorded directly to stockholders' equity. The Company's components of accumulated other comprehensive income (loss) include net unrealized losses on available-for-sale securities, net of tax, and the cumulative foreign currency translation adjustment.

Net income (loss) per share

        Basic and diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of shares of common stock outstanding during the period, less shares outstanding that are subject to repurchase. The calculation of diluted net income (loss) per share excludes shares of potential common stock if their effect is antidilutive. Potential common stock consists of shares of common stock that are incremental common shares issuable upon the exercise of stock options and warrants, computed using the treasury stock method, and shares issuable upon conversion of the convertible debenture, computed using the if-converted method. The following table presents the calculation of net income (loss) per common share—basic and diluted (in thousands, except per share information):

	Years ended March 31,
	2002	2001	2000
Numerator:
Net income (loss)	$6,744	$541	$(3,546)
Adjustments for elimination of interest expense on assumed conversion of convertible debenture	76	73	—

Net income (loss)	$6,820	$614	$(3,546)

Denominator:
Weighted average common shares outstanding-basic	24,038	17,496	17,068
Adjustments for dilutive stock options	7,662	9,128	—
Adjustments for warrants	121	175	—
Adjustments for assumed conversion of convertible debenture	1,032	1,032	—

Weighted average common shares outstanding-diluted	32,853	27,831	17,068

Net income (loss) per common share—basic	$0.28	$0.03	$(0.21)
Net income (loss) per common share—diluted	$0.21	$0.02	$(0.21)

        The shares excluded from the calculation of diluted net income (loss) per share are detailed in the table below (in thousands):

		March 31,
	2002	2001	2000
Outstanding stock options	120	—	9,542
Convertible debenture	—	—	1,032
Shares issuable under warrants	—	—	221
Shares held in escrow	—	—	170
Contingent shares issuable to former Covalar shareholders	600	—	—

Total	720	—	10,965

Recent accounting pronouncements

        In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The provisions of SFAS No.141 have been adopted as of July 1, 2001 and did not have a significant impact on the Company's consolidated financial statements.

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

        In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed, and requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. SFAS No. 144 will be effective for fiscal years beginning after December 15, 2001. The Company does not expect the adoption of SFAS No. 144 to have a material effect on its consolidated financial statements.

NOTE 3. BUSINESS COMBINATIONS

Semiconductor Diagnosis & Test Corp.

        Between January 1994 and April 1997, the Company acquired a 31% interest in Semiconductor Diagnosis & Test Corp., a California corporation, ("SDT"), that was engaged in software development, for a total purchase price of $44,000.

        In April 1999, the Company acquired the remaining 69% interest in SDT for a total purchase price of $86,000 and merged it into the Company. The transaction was accounted for using the purchase method of accounting. The purchase consideration consisted of 516,385 shares of common stock of the Company valued at $0.12 per share and the forgiveness of a $25,000 non-interest-bearing unsecured debt payable from SDT to the Company. The President and Chief Executive Officer of the Company was a minority shareholder of SDT and as a result received 88,828 shares of common stock of the total consideration given.

Yield Management Associates, Inc.

        In February 1999, the Company acquired Yield Management Associates, Inc. ("YMA"), a Vermont corporation that provided consulting in the field of yield management. The Company's purchase price includes cash consideration of $250,000. In addition, 340,000 shares of common stock valued at $50,000 (as of the date of acquisition) and a Put Option (described below) were issued to retain a key employee and recorded as deferred stock-based compensation.

        The transaction has been accounted for as a purchase and the purchase price was allocated to the fair value of the tangible assets acquired, liabilities assumed and to an intangible employment contract asset, which was amortized on a straight-line basis over two years.

        The 340,000 common shares were placed in escrow, to be released to the former stockholder of YMA in equal quarterly installments over a two-year period from the date of acquisition as long as this former stockholder remains an employee of the Company. Within 30 days of the release date, this employee may elect to have shares of the common shares redeemed at a redemption price of $1.91 per share of common stock by the Company (the "Put Option"). During the year ended March 31, 2000, the Company repurchased 127,500 shares under this Put Option for cash of $244,000.

        In September 2000, the Company entered into an agreement with the employee to accelerate the release of the two remaining quarterly installments. The employee did not elect to have those shares redeemed by the Company. At March 31, 2001, no common shares remained in escrow.

        Under APB Opinion No. 25, the release of the shares from escrow based on the former stockholder's employment and the related Put Option resulted in variable compensation accounting. For the years ended March 31, 2001 and 2000, the stock-based compensation expense was $1,272,000 and $351,000, respectively.

Tyecin-Innotech

        On October 4, 2001, the Company acquired all of the outstanding shares of Tyecin-Innotech Corporation ("Tyecin"), a corporation organized under the laws of Japan, that was engaged in the business of providing software support and services to manufacturing companies for approximately $789,000 in cash. The transaction was accounted for using the purchase method of accounting. The purchase price was allocated to tangible net assets acquired of approximately $708,000 and goodwill of approximately $81,000. The acquisition provides the Company with an experienced workforce in Japan and will help support existing and future customers in Japan. Amounts allocated to goodwill will not be amortized and are not expected to be deductible for tax purposes.

FabCentric

        In January and March 2001, in conjunction with the potential acquisition of FabCentric Inc. ("FabCentric"), the Company loaned $750,000 to FabCentric in exchange for unsecured notes receivable bearing interest at the rate of 8% per annum. The notes were due and payable one year after issuance and are included in other assets in the accompanying consolidated balance sheets at March 31, 2001.

        The Company resumed discussions and on December 5, 2001, the Company acquired FabCentric, a company engaged in the business of software development and sales to semiconductor companies. In connection with the acquisition, the Company issued 703,355 shares of common stock and assumed options to acquire 23,231 shares of its common stock. The transaction was accounted for using the purchase method of accounting. The acquisition will give the Company access to FabCentric's customer base, complementary technology and a highly skilled workforce.

        The purchase price is summarized as follows (in thousands):

Fair market value of common stock	$8,032
Fair market value of options assumed	223
Acquisition related costs	250

Total consideration	$8,505

        The purchase price allocation is as follows (in thousands):

Tangible assets acquired	$253
Deferred tax asset	1,182
Intangible assets acquired	660
Deferred compensation	106
Goodwill	11,214
Liabilities assumed	(4,910)

Total	$8,505

        Deferred compensation recorded in connection with the acquisition will be amortized over the remaining term of the options assumed, generally less than four years. Intangible assets acquired will be amortized over their estimated useful life of six months to three years (weighted-average useful life of 2.36 years). Amounts allocated to goodwill will not be amortized and are not expected to be deductible for tax purposes.

Covalar Technologies Group, Inc.

        On February 15, 2002, the Company acquired Covalar Technologies Group, Inc. ("Covalar"), a design yield optimization and productivity improvement software company which offers solutions to semiconductor companies which include testing, analysis and advanced circuit design. The results of Covalar have been included in the consolidated financial statements since the February 15, 2002 acquisition date. In connection with the acquisition, the Company issued 1,481,566 shares of its common stock, paid $10.0 million in cash and assumed options to purchase 418,434 shares of the Company's common stock. The Company has also reserved 600,000 shares of its common stock to be issued to Covalar shareholders if certain revenue targets are achieved in the twelve months following the closing of the acquisition on February 15, 2002. The transaction was accounted for using the purchase method of accounting. The acquisition of Covalar will allow the Company to offer its customers a complete end-to-end software and related services solution from design through manufacturing, gain a broader customer base and relationships, and provide the Company with a highly skilled workforce.

        The purchase price is summarized as follows (in thousands):

Cash	$10,000
Fair market value of common stock	20,531
Fair market value of options assumed	4,806
Acquisition related costs	675

Total	$36,012

        The allocation of the preliminary purchase price to assets acquired and liabilities assumed is as follows (in thousands):

Tangible assets acquired	$3,909
Intangible assets acquired	2,330
Deferred compensation	1,921
Goodwill	31,609
Liabilities assumed	(2,187)
Unfavorable leases assumed	(1,143)
Deferred tax liability	(427)

Total	$36,012

        Deferred compensation recorded in connection with the merger will be amortized over the remaining term of the options assumed generally less than four years. Acquired intangible assets will be amortized over their estimated useful life of six months to three years (weighted-average useful life of 2.85 years). Amounts allocated to goodwill will not be amortized and are not expected to be deductible for tax purposes.

        The Company has included the results of operations of the acquired entities beginning as of the respective acquisition dates.

        The following unaudited pro forma revenues, net income (loss) and net income (loss) per share data for the years ended March 31, 2002 and 2001 are based on the respective historical financial statements of the Company, Tyecin, FabCentric, and Covalar. The pro forma data reflects the consolidated results of operations as if the mergers with Tyecin, FabCentric and Covalar occurred at the beginning of each of the years indicated and includes the amortization of intangible assets and deferred compensation. The pro forma financial data presented are not necessarily indicative of the Company's results of operations that might have occurred had the transactions been completed at the beginning of the years specified, and do not purport to represent what the Company's consolidated results of operations might be for any future period.

	Years Ended March 31,
(Unaudited ProForma) (in thousands except for per share data)	2002	2001
Revenue	$44,746	$24,786
Net income (loss)	$785	$(1,967)
Net income (loss) per share:
Basic	$0.03	$(0.10)
Diluted	$0.02	$(0.10)
Shares used in computing per share amounts:
Basic	26,788	19,681
Diluted	33,719	19,681

NOTE 4. PROPERTY AND EQUIPMENT

        Property and equipment consists of the following (in thousands):

	March 31,
	2002	2001
Computers, equipment and other	$2,890	$648
Furniture and fixtures	782	12
Leasehold improvements	603	215
Leased equipment and furniture	770	347

	5,045	1,222
Less: Accumulated depreciation	(1,354)	(744)

	$3,691	$478

        At March 31, 2002 and 2001, accumulated depreciation on the leased property and equipment was $292,000 and $187,000, respectively.

NOTE 5. ACCRUED LIABILITIES

        Accrued liabilities consist of the following (in thousands):

	March 31,
	2002	2001
Payroll and related expenses	$588	$554
Professional fees	638	311
Other accrued expenses	1,387	180

	$2,613	$1,045

        Included in payroll and related expenses are interest and penalties of zero and $364,000 as of March 31, 2002 and 2001, respectively, related to the late payment of payroll withholding taxes to various governmental agencies.

NOTE 6. LOANS PAYABLE

        The Company has a revolving line of credit agreement with a bank, under which it may borrow up to $100,000. The revolving line of credit bears interest at the rate of prime plus 2.5% and is renewable annually. As a condition to this facility, the Company agreed not to incur or assume any new indebtedness for borrowed money or acquire or sell assets outside of the normal course of business without the bank's written consent. In March 2001, the Company repaid the outstanding principal balance and accrued interest totaling $103,000. As of March 31, 2002, there was no outstanding balance and the line of credit will expire unless renewed on June 24, 2002.

        In July 1999, the Company issued to a third party an unsecured note, due June 15, 2000, bearing interest at the rate of 8% per annum, with a detachable warrant to acquire common or preferred stock. This note was prepayable at any time at the Company's option without penalty or premium. The warrant is exercisable for up to 82,591 shares at an exercise price of $1.45 per share and expires in March 2004. The fair value of the warrant at the time of issuance was determined to be $79,000 and was amortized as a financing charge over the term of the note. In March 2001, the Company repaid the outstanding principal balance and accrued interest of $135,000. The warrant was exercised during the year ended March 31, 2002.

        In June 1999, the Company issued to a third party an unsecured note, due June 15, 2002, bearing interest at the rate of 8% per annum, with a detachable warrant to acquire common or preferred stock. This note may be prepaid at any time at the Company's option without penalty or premium. The warrant is exercisable for up to 137,652 shares at an exercise price of $1.45 per share and expires three years from the date that the note is repaid in full. The fair value of the warrant at the time of issuance was determined to be $150,000. The value of the warrant was amortized as a financing charge over the term from the note. At March 31, 2001, $200,000 was outstanding on this note. In August 2001, the Company repaid the outstanding principal balance and accrued interest of approximately $2,000. As of March 31, 2002, the warrant related to this note remained outstanding.

NOTE 7. CONVERTIBLE DEBENTURE

        In February 2000, the Company issued a $1.5 million convertible debenture against which all of HPLI's assets have been pledged as security. The debenture bears interest at the rate of 8% per annum. This debenture may be converted at any time at the option of the holder to common stock of the Company, at a conversion price of $1.45 per share. The debenture, if not converted, is due on February 15, 2005. The note provides that if the Company completes its initial public offering, the holder has the right to demand repayment. As of March 31, 2002, the holder has not demanded repayment.

        At March 31, 2002, the Company was not in compliance with certain non-financial covenants of the debenture. As a result, the debenture holder may declare all outstanding obligations under the debenture immediately due and payable. If the Company repays the debenture, the debenture holder will forfeit its right to convert the debenture into 1,032,388 shares of common stock of the Company at $1.45 per share.

NOTE 8. COMMITMENTS

        The Company leases its facilities under operating lease agreements that expire at various dates through March 15, 2007. Rent expense for all operating leases for the years ended March 31, 2002, 2001 and 2000 was $652,000, $609,000 and $923,000, respectively.

        Minimum future lease payments under non-cancelable operating leases and future minimum payments under capital lease agreements at March 31, 2002 are included in the table below (in thousands):

Year ending March 31,	Capital leases	Operating leases
2003	$222	$1,371
2004	198	1,223
2005	70	1,233
2006	20	930
2007	13	11

	523	$4,768

Less: Amount representing interest (5% to 22.1%)	49

Present value of capital lease obligations	474
Less: Current portion	194

Non-current portion	$280

NOTE 9. CAPITAL STOCK

Common stock

        The Company has reserved the following shares of authorized but unissued common stock for future issuance (in thousands):

	March 31,
	2002	2001
Conversion of outstanding convertible debenture (Note 7)	1,032	1,032
Exercise of warrants (Note 6)	138	220
Stock option plan	11,845	9,614
Employee stock purchase plan	647	—
Other non-qualified stock options	—	1,632

	13,662	12,498

Stock option plans

        In May 2001, the Company adopted its 2001 Equity Incentive Plan (the "Plan") and reserved a total of 12,750,000 shares of its common stock for issuance to directors, employees and consultants under the Plan. Options granted under the Plan expire 10 years from the date of grant and generally vest over a four-year period. Under the Plan, eligible employees and consultants who own less than ten percent of voting power of all classes of stock, can receive options to purchase shares of the Company's common stock at a price no less than 100% and 85% of the fair value on the grant date for incentive stock options and non-statutory stock options, respectively. Those eligible employees and consultants who own more than ten percent of voting power of all classes of stock, can receive options to purchase shares of the Company's common stock at a price no less than 110% of the fair value on the grant date for incentive stock options and nonqualified stock options.

        Prior to the adoption of the Plan, the Company's subsidiary, HPLI adopted the 1998 Stock Option Plan (the "1998 Plan"). All options outstanding under the 1998 Plan were exchanged for substitute options granted under the Plan in connection with HPLI's merger with the Company. No new options have been granted under the 1998 Plan since that time. HPLI has also granted a stock option to an employee to purchase up to 1,632,000 shares of HPLI common stock at an exercise price of $0.02 per share and were fully vested. This option was exercised in the year ended March 31, 2002

Employee stock purchase plan

        The 2001 Employee Stock Option Purchase Plan (the "ESPP") was adopted by the Company's Board of Directors on May 22, 2001. A total of 660,000 shares of common stock may be purchased under the ESPP. Subject to the terms of the ESPP, the number of shares of common stock reserved and available for issuance pursuant to the ESPP will automatically increase on March 1 of each year until and including March 1, 2011 by a number of shares equal to the lesser of (i) 150,000, (ii) one percent of the number of shares of all classes of common stock outstanding on that date of, or (iii) a lesser number determined by the Board of Directors or a committee appointed by the Board of Directors. Qualified employees can elect to have up to 15 percent (30 percent for the Company's employees in the Republic of Armenia) of their annual earnings withheld, up to a maximum of $25,000 in fair market value of shares under the ESPP in any calendar year, or portion of a calendar year, included in an offering period. No more than 1,500 shares can be purchased on any purchase date by an individual employee.

        The purchase price of the stock is 85% of the lower of the fair market value at the beginning of the twenty-four month offering period or at the end of each six-month purchase period. For the year ended March 31, 2002, 12,845 shares were issued under the ESPP.

        The following table summarizes information with respect to stock option activity under the Plan:

Years ended March 31,	2002		2001		2000
	Shares (000's)	Weighted Average Exercise Price	Shares (000's)	Weighted Average Exercise Price	Shares (000's)	Weighted Average Exercise Price
Outstanding at beginning of year	7,431	$0.22	8,029	$0.11	6,701	$0.09
Granted	2,222	7.81	558	1.56	1,651	0.19
Exercised	(759)	0.15	(586)	0.08	—	—
Forfeited	(244)	0.10	(570)	0.09	(323)	0.14

Outstanding at end of year	8,650	$2.18	7,431	$0.22	8,029	$0.11

Shares available for grant	3,195

        The following table summarizes information regarding options outstanding and exercisable under the Plan as of March 31, 2002:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding (000's)	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable (000's)	Weighted Average Exercise Price
$0.04 - $0.09	2,176	6.44	$0.08	1,578	$0.08
$0.10	2,720	1.30	0.10	2,040	0.10
$0.12 - $1.17	1,484	7.69	0.46	630	0.42
$1.18 - $12.35	1,632	9.26	5.93	317	3.43
$12.38 - $13.87	613	9.77	12.56	—	—
$14.33	25	9.97	14.33	—	—

	8,650	5.82	$2.18	4,565	$0.37

        Pro forma information regarding net income (loss) per share as required by SFAS No. 123, the Company to disclose information as if it had accounted for its employee stock options under the fair value method of SFAS No. 123. The weighted average fair value of options granted for the years ended March 31, 2002, 2001, and 2000 was $6.73, $3.30 and $0.63, respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model and the following weighted average assumptions:

				Employee Stock Purchase Plan
	Stock Options
Years ended March 31,
	2002	2001	2000	2002
Expected volatility	85%	85%	85%	85%
Weighted average risk free interest rate	3.96%	6.00%	5.69%	3.50%
Expected life	5 years	5 years	5 years	0.5 years
Expected dividend yield	—	—	—	—

        If compensation cost had been determined in accordance with SFAS No. 123, net income (loss) and net income (loss) per common share would have been changed to the pro forma amounts indicated below:

	Years Ended March 31,
(in thousands, except per share data)
	2002	2001	2000
Net income (loss)
As reported	$6,744	$541	$(3,546)
Pro forma	$5,347	$(623)	$(3,846)
Net income (loss) per share—basic:
As reported	$0.28	$0.03	$(0.21)
Pro forma	$0.22	$(0.04)	$(0.23)
Net income (loss) per share — diluted:
As reported	$0.21	$0.02	$(0.21)
Pro forma	$0.17	$(0.04)	$(0.23)

Deferred stock-based compensation

        In connection with the granting of stock options to employees, the Company recorded deferred stock-based charges, net of cancellations, totaling approximately $3,863,000, $1,683,000 and $1,085,000 for the years ended March 31, 2002, 2001 and 2000, respectively. This amount represents the difference between the exercise price at which the stock options were granted and the deemed fair value of the Company's common stock for accounting purposes on the date of grant. In connection with the acquisitions of FabCentric and Covalar, the Company recorded deferred compensation totaling $2,027,000. These amounts are included as a component of stockholders' equity and, in accordance with the method described in FIN No. 28, are being amortized on an accelerated basis by charges to operations over the vesting period of the options, which is generally four years. Accordingly, this resulted in an expense of $3,385,000, $1,087,000, and $209,000 for the years ended March 31, 2002, 2001, and 2000, respectively.

NOTE 10. RELATED PARTY

        During 2001, the Company sold certain software and maintenance to a company that is affiliated with a director of HPL. The Company recognized approximately $271,000 in revenue related to the company in the year ended March 31, 2001. In addition, HPL purchased software products from this company in 2002 totaling approximately $700,000. The Company recognized approximately $37,000 in revenue related to the company in the year ended March 31, 2002. The contract has rates and terms that management believes are comparable with those entered into with independent third parties.

        In October 2001, the Company acquired all of the outstanding capital stock of Tyecin for approximately $789,000 in cash. At the time of the acquisition, Tyecin was a 90% owned subsidiary of Innotech Corporation. A director of HPL was also the president of Innotech Corporation and serves on the board of directors of Innoquest Corporation, the parent corporation to Innotech Corporation.

        In the fourth quarter of fiscal 2002 and the first quarter of fiscal 2003, the Company provided a loan to an officer of the Company for an aggregate sum of $750,000 pursuant to his employment arrangement. The loan is secured by a second deed of trust on the officer's home and bears interest at a rate equal to the higher of: (i) 6%, or (ii) the short-term "applicable federal rate" (assuming semi-annual compounding) as periodically published by the Internal Revenue Service. The employment arrangement provides that 20% of the principal sum and accrued interest will be forgiven annually over a period of five years, commencing on the first anniversary of the officer's employment, provided that he remains continuously employed by the Company during that time.

        In the third quarter of fiscal 2002, the Company loaned to an employee an advance to pay withholding taxes due upon exercise of a stock option to purchase 1,632,000 shares of the Company's common stock. The loan, which bears interest at a rate of 5% per annum and is due on September 21, 2003, was secured by 1.3 million shares of Company's common stock held by the employee. The principal balance of $2,745,000 and accrued interest were repaid in total during the quarter ended March 31, 2002.

NOTE 11. FAIR VALUE OF FINANCIAL INSTRUMENTS

        The estimated fair value of financial instruments has been determined using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required in interpreting market data to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company would realize in a current market exchange.

        Cash, cash equivalents, accounts receivable, notes receivable, revolving line of credit and accounts payable are carried at cost, which approximates their fair value because of the short maturities of these instruments. The Company's short-term investments are reported at fair value.

        The following is a summary of cash, cash equivalents and short-term investments (in thousands):

	March 31, 2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Checking and saving	$17,586	$—	$—	$17,586
Money market funds	14,719	—	—	14,719
Commercial paper	4,260	1	—	4,261
Corporate debt securities	5,549	1	(6)	5,544
US Government agencies	18,067	—	(45)	18,022

	$60,181	$2	$(51)	$60,132

Included in:
Cash and cash equivalents				$45,821
Short-term investments				14,311

				$60,132

        Cash balances at March 31, 2001 were primarily in non-interest bearing accounts.

        The fair value of notes payable is estimated based on expected cash flow and the convertible debenture is estimated based on a Black-Scholes model.

        The estimated fair value of these liabilities is summarized as follows (in thousands):

	March 31, 2002		March 31, 2001
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Notes payable	$—	$—	$200	$200
Convertible debenture	$1,500	$15,562	$1,500	$9,031

NOTE 12. COMPREHENSIVE INCOME (LOSS)

        The following is a detail of comprehensive income (loss):

	For The Years Ended March 31,
(in thousands)
	2002	2001	2000
Net income (loss)	$6,744	$541	$(3,546)
Cumulative translation adjustment-foreign currency translation losses	(450)	—	—
Unrealized loss on available for sale securities, net of tax	(49)	—	—

Comprehensive income (loss)	$6,245	$541	$(3,546)

NOTE 13. EMPLOYEE BENEFIT PLAN

        The Company has a 401(k) Profit Sharing Plan (the "Profit Sharing Plan") qualified under Section 401(k) of the Internal Revenue Code of 1986. Each eligible employee may elect to contribute up to the maximum IRS annual deferral amount. The Company, at the discretion of its board of directors, may match employee contributions to the Profit Sharing Plan or make contributions to the Profit Sharing Plan for all eligible employees. The Company has elected not to make matching or other contributions to the Profit Sharing Plan for the years ended March 31, 2002, 2001 and 2000.

NOTE 14. INCOME TAXES

        The components of the provision for income taxes are as follows (in thousands):

	Years ended March 31,
	2002	2001	2000
Federal	$7,125	$1,170	$—
State	1,194	382	—

	8,319	1,552	—

Deferred:
Federal	(345)	(110)	—
State	(56)	(19)	—

	(401)	(129)	—

Provision for income taxes	$7,918	$1,423	$—

        The Company's deferred tax assets and liabilities are as follows (in thousands):

	March 31,
	2002	2001
Deferred tax assets:
Net operating loss and credit carryforwards	$1,888	$—
Other accruals	566	147

	2,454	147

Deferred tax liabilities:
Depreciation	(89)	(18)
Intangible assets	(979)	—

	(1,068)	(18)

Net deferred tax assets	$1,386	$129

        Based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets will be fully realizable for the year ended March 31, 2002. Accordingly, the Company has provided no valuation allowance as of March 31, 2002.

        Reconciliation of the statutory federal income tax to the Company's effective tax is as follows:

	Years Ended March 31,
	2002	2001	2000
Tax at federal statutory rate	35.0%	34.0%	(34.0)%
State, net of federal benefit	3.4	13.8	(0.7)
Other	0.6	5.2	23.6
Option compensation	8.8	41.0	2.9
Foreign tax rate differential	6.2	—	—
Valuation allowance	—	(21.5)	8.2

Provision for income taxes	54.0%	72.5%	0.0%

NOTE 15. SEGMENT AND GEOGRAPHIC INFORMATION

        The Company has determined that it has one reportable business segment: the sale of yield optimization software used in the design, fabrication and testing of semiconductors and flat panel displays. The Company has a facility in the Republic of Armenia, which has fixed assets with a net book value of $152,000 as of March 31, 2002, and $75,000 as of March 31, 2001.

        The following is a geographic breakdown of the Company's revenues by destination for the following periods (in thousands):

	Years ended March 31,
	2002	2001	2000
United States	$2,932	$7,019	$3,235
Japan	29,421	5,770	231
France	1,647	517	—
Rest of the world	3,154	113	238

	$37,154	$13,419	$3,704

        For the year ended March 31, 2002, the Company derived revenue from three end-user customers which comprised 19%, 18%, and 14% of the Company's total revenues, respectively. Sales through Canon Sales Co. ("Canon"), the Company's Japanese distributor, represented 78% of the Company's total revenues.

        For the year ended March 31, 2001, the Company derived revenue from four end-user customers which comprised 22%, 21%, 21% and 10% of the Company's total revenues, respectively. Sales through Canon including sales to two of the four end-user customers represented 43% of the Company's total revenues.

        For the year ended March 31, 2000, the Company derived revenues from three customers which comprised 17%, 15% and 12% of the Company's total revenues, respectively.

NOTE 16. SUBSEQUENT EVENT

        On April 10, 2002, the Company acquired 100% of the outstanding common and preferred shares of Defect & Yield Management, Inc. ("DYM"), a defect analysis and yield optimization software company offering software solutions to semiconductor companies. The results of DYM will be included in the consolidated financial statements from April 10, 2002, the acquisition date. In connection with the acquisition, the Company issued 967,260 shares of its common stock, paid $2.0 million in cash and assumed options to purchase up to 82,740 shares of the Company's common stock. The Company has also reserved shares to issue up to $5.0 million of its common stock to be issued to DYM shareholders if a certain number of customer maintenance contracts with the current DYM installed base of customers are achieved in the one year period ended April 9, 2003. The transaction will be accounted for using the purchase method of accounting. The acquisition of DYM will provide the Company access to an installed customer base in over 70 facilities worldwide.

        The aggregate purchase price was approximately $16.7 million, is summarized as follows (in thousands):

Cash	$2,000
Fair market value of common stock	13,474
Fair market value of options assumed	852
Estimated acquisition related costs	400

Total	$16,726

        The final purchase price allocation will be determined upon finalization of the closing balance sheet and completion of an appraisal and a comprehensive evaluation of the fair value of all assets acquired and liabilities assumed. The preliminary purchase price allocation, which is subject to change based on the Company's final analysis, is as follows (in thousands):

Tangible assets acquired	$900
Deferred tax asset	2,572
Intangible assets acquired	1,300
Deferred compensation	121
Goodwill	13,981
Liabilities assumed	(1,680)
Deferred tax liability	(468)

Total	$16,726

        Deferred compensation recorded in connection with the acquisition will be amortized over the remaining term of the options assumed generally less than five years. Acquired intangible assets will be amortized over their estimated useful life of three years. Amounts allocated to goodwill will not be amortized.

Supplementary Financial Data
Quarterly Data (Unaudited)

	For the Quarters Ended
(in thousands, except per share amounts) Year ended March 31, 2002	June 30, 2001	September 30, 2001	December 31, 2001	March 31, 2002
Revenues	$5,557	$6,982	$10,903	$13,712

Gross profit	$5,230	$6,448	$9,819	$12,600

Net income	$426	$1,121	$2,344	$2,853

Net income per share:
Basic	$0.02	$0.05	$0.09	$0.10

Diluted	$0.02	$0.04	$0.07	$0.08

Shares used in computing per share amounts:
Basic	17,836	22,674	27,015	28,437

Diluted	28,151	31,793	35,073	36,196

	For the Quarters Ended
(in thousands except per share amounts) Year ended March 31, 2001	June 30, 2000	September 30, 2000	December 31, 2000	March 31, 2001
Revenues	$1,927	$3,297	$3,751	$4,444

Gross profit	$1,766	$3,097	$3,217	$4,290

Net income (loss)	$(261)	$66	$172	$564

Net income (loss) per share:
Basic	$(0.02)	$—	$0.01	$0.03

Diluted	$(0.02)	$—	$0.01	$0.02

Shares used in computing per share amounts:
Basic	17,095	17,248	17,816	17,828

Diluted	17,095	26,830	27,684	26,924

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information concerning our executive officers required by this Item is incorporated by reference to the section in Item 1 of this Report entitled "Directors and Executive Officers."

        There is incorporated herein by reference the information required by this Item included in the Company's Proxy Statement for the 2002 Annual Meeting of Stockholders under the captions "Proposal No. 1—Election of One Class 2 Director" and "Section 16(a) Beneficial Ownership Reporting Compliance," which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended March 31, 2002.

ITEM 11. EXECUTIVE COMPENSATION

        There is incorporated herein by reference the information required by this Item included in the Company's Proxy Statement for the 2002 Annual Meeting of Stockholders under the caption "Executive Compensation," which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended March 31, 2002.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        There is incorporated herein by reference the information required by this Item included in the Company's Proxy Statement for the 2002 Annual Meeting of Stockholders under the caption "Security Ownership of Certain Beneficial Owners and Management," which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended March 31, 2002.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        There is incorporated herein by reference the information required by this Item included in the Company's Proxy Statement for the 2002 Annual Meeting of Stockholders under the caption "Certain Relationships and Related Transactions," which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended March 31, 2002.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)
Financial Statements:

        Financial Statements for the three years ended March 31, 2002 are included in Item 8. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(b)
Reports on Form 8-K:

        The Registrant filed a Current Report on Form 8-K on March 4, 2002.

(c)
Exhibits:

        The following exhibits are incorporated by reference or filed as part of this report.

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Registrant. (1)
3.2	Bylaws of Registrant. (1)
4.1	Form of Common Stock Certificate. (1)
10.1	2001 Amended and Restated Equity Incentive Plan (1)
10.2	2001 Amended and Restated Employee Stock Purchase Plan (1)
10.3	HPL Technologies, Inc. 2001 Foreign Subsidiary Employee Stock Purchase Plan, as amended (2)
10.4	Form of Officer and Director Indemnification Agreement (1)
10.5	Employment Offer Letter from Heuristic Physics Laboratories, Inc. to Ita Geva, dated April 3, 2000 (1)
10.6	Amendment, dated October 16, 2001, to that certain Employment Offer Letter from Heuristic Physics Laboratories, Inc. to Ita Geva, dated April 3, 2000 (3)
10.7	Employment Offer Letter from HPL Technologies, Inc. to Michael Scarpelli, dated December 4, 2001. (3)
10.8	Employment Offer Letter from HPL Technologies, Inc. to Mark Milligan, dated September 26, 2001. (3)
10.9	Security Agreement, dated September 21, 2001, by and between Philip Gruebele and HPL Technologies, Inc. (2)
10.10	Business Agreement Concerning Distribution and Support of HPL Products and Services in Japan by Canon Sales Co., Inc., dated March 15, 2000 (1)
10.11	Memorandum of Understanding between Heuristic Physics Laboratories, Inc. and Canon Sales Co., Inc. (1)
10.12	Secured Convertible Debenture dated February 15, 2000 between Applied Materials, Inc., and Heuristic Physics Laboratories, Inc. (1)
10.13	Real property lease dated August 19, 1998 by and between Heuristic Physics Laboratories, Inc. and Spieker Properties, L.P., (San Jose, California) (1)
10.14	Real property lease dated May 25, 1997 by and between HPL Armenia and the Armenian Research Institute of Scientific Engineering Information (Yerevan, Armenia) (English translation) (1)
10.15	Real property lease dated June 5, 1997 by and between HPL Armenia and the Armenian Research Institute of Scientific Engineering Information (Yerevan, English translation) (1)
10.16	Real property lease by and between HPL Armenia and the Armenian Research Institute of Scientific Engineering Information dated June 1, 2001 (Yerevan, English translation) (1)
10.17	Industrial Lease Agreement, dated as of November 17, 2000, between Research Interchange One L.P., a Texas Limited Partnership and Testchip Technologies, Inc., a Texas Corporation.

10.18
First Amendment, dated as of March 28, 2001, to Industrial Lease Agreement, dated as of November 17, 2000, between Research Interchange One L.P., a Texas Limited Partnership and Testchip Technologies, Inc., a Texas Corporation.
10.19
Second Amendment, dated June 6, 2001, to Industrial Lease Agreement, dated as of November 17, 2000, between Research Interchange One L.P., a Texas Limited Partnership and Testchip Technologies, Inc., a Texas Corporation.
10.20
Third Amendment, dated October 1, 2001, to Industrial Lease Agreement, dated as of November 17, 2000, between Research Interchange One L.P., a Texas Limited Partnership and Testchip Technologies, Inc., a Texas Corporation.
10.21	Lease Agreement, dated June 1, 2000, between Jackson-Shaw Technology II, LTD and Testchip Technologies, Inc.
10.22	Amendment, dated August 7, 2000, to Lease Agreement, dated June 1, 2000, between Jackson-Shaw Technology Center, II, LTD. and Testchip Technologies.
10.23	Modification and Ratification of Lease, dated October 31, 2001, between Jackson-Shaw Technology Center, II, LTD. and Testchip Technologies.
21.1	Subsidiaries of the registrant
23.1	Consent of PricewaterhouseCoopers LLP, Independent Accountants
24.1	Powers of Attorney. (Contained on Signature Page)

(1)
Incorporated by reference from our Registration Statement on Form S-1 filed with the Commission May 29, 2001, as amended (Registration No. 333-61810).

(2)
Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

(3)
Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended December 31, 2001.

SIGNATURE

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HPL Technologies, Inc.
Dated: June 24, 2002	By:	/s/ Y. DAVID LEPEJIAN Y. David Lepejian President and Chief Executive Officer

POWERS OF ATTORNEY AND SIGNATURES

        KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Y. David Lepejian and Rita Rubinstein as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or his substitute may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Y. DAVID LEPEJIAN Y. David Lepejian	President, Chief Executive Officer and Director (Principal Executive Officer)	June 24, 2002
/s/ ITA GEVA Ita Geva	Chief Financial Officer (Principal Financial and Accounting Officer)	June 24, 2002
/s/ ELIAS ANTOUN Elias Antoun	Director	June 24, 2002
/s/ OSAMU KANO Osamu Kano	Director	June 24, 2002
/s/ LAWRENCE KRAUS Lawrence Kraus	Director	June 24, 2002
/s/ DR. YERVANT ZORIAN Dr. Yervant Zorian	Director	June 24, 2002

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Registrant. (1)
3.2	Bylaws of Registrant. (1)
4.1	Form of Common Stock Certificate. (1)
10.1	2001 Amended and Restated Equity Incentive Plan (1)
10.2	2001 Amended and Restated Employee Stock Purchase Plan (1)
10.3	HPL Technologies, Inc. 2001 Foreign Subsidiary Employee Stock Purchase Plan, as amended (2)
10.4	Form of Officer and Director Indemnification Agreement (1)
10.5	Employment Offer Letter from Heuristic Physics Laboratories, Inc. to Ita Geva, dated April 3, 2000 (1)
10.6	Amendment, dated October 16, 2001, to that certain Employment Offer Letter from Heuristic Physics Laboratories, Inc. to Ita Geva, dated April 3, 2000 (3)
10.7	Employment Offer Letter from HPL Technologies, Inc. to Michael Scarpelli, dated December 4, 2001. (3)
10.8	Employment Offer Letter from HPL Technologies, Inc. to Mark Milligan, dated September 26, 2001. (3)
10.9	Security Agreement, dated September 21, 2001, by and between Philip Gruebele and HPL Technologies, Inc. (2)
10.10	Business Agreement Concerning Distribution and Support of HPL Products and Services in Japan by Canon Sales Co., Inc., dated March 15, 2000 (1)
10.11	Memorandum of Understanding between Heuristic Physics Laboratories, Inc. and Canon Sales Co., Inc. (1)
10.12	Secured Convertible Debenture dated February 15, 2000 between Applied Materials, Inc., and Heuristic Physics Laboratories, Inc. (1)
10.13	Real property lease dated August 19, 1998 by and between Heuristic Physics Laboratories, Inc. and Spieker Properties, L.P., (San Jose, California) (1)
10.14	Real property lease dated May 25, 1997 by and between HPL Armenia and the Armenian Research Institute of Scientific Engineering Information (Yerevan, Armenia) (English translation) (1)
10.15	Real property lease dated June 5, 1997 by and between HPL Armenia and the Armenian Research Institute of Scientific Engineering Information (Yerevan, English translation) (1)
10.16	Real property lease by and between HPL Armenia and the Armenian Research Institute of Scientific Engineering Information dated June 1, 2001 (Yerevan, English translation) (1)
10.17	Industrial Lease Agreement, dated as of November 17, 2000, between Research Interchange One L.P., a Texas Limited Partnership and Testchip Technologies, Inc., a Texas Corporation.
10.18
First Amendment, dated as of March 28, 2001, to Industrial Lease Agreement, dated as of November 17, 2000, between Research Interchange One L.P., a Texas Limited Partnership and Testchip Technologies, Inc., a Texas Corporation.

10.19
Second Amendment, dated June 6, 2001, to Industrial Lease Agreement, dated as of November 17, 2000, between Research Interchange One L.P., a Texas Limited Partnership and Testchip Technologies, Inc., a Texas Corporation.
10.20
Third Amendment, dated October 1, 2001, to Industrial Lease Agreement, dated as of November 17, 2000, between Research Interchange One L.P., a Texas Limited Partnership and Testchip Technologies, Inc., a Texas Corporation.
10.21	Lease Agreement, dated June 1, 2000, between Jackson-Shaw Technology II, LTD and Testchip Technologies, Inc.
10.22	Amendment, dated August 7, 2000, to Lease Agreement, dated June 1, 2000, between Jackson-Shaw Technology Center, II, LTD. and Testchip Technologies.
10.23	Modification and Ratification of Lease, dated October 31, 2001, between Jackson-Shaw Technology Center, II, LTD. and Testchip Technologies.
21.1	Subsidiaries of the registrant
23.1	Consent of PricewaterhouseCoopers LLP, Independent Accountants
24.1	Powers of Attorney. (Contained on Signature Page)

(1)
Incorporated by reference from our Registration Statement on Form S-1 filed with the Commission May 29, 2001, as amended (Registration No. 333-61810).

(2)
Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

(3)
Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended December 31, 2001.

QuickLinks

TABLE OF CONTENTS
  PART I
FORWARD-LOOKING STATEMENTS
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
RISK FACTORS
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III.
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
SIGNATURE
POWERS OF ATTORNEY AND SIGNATURES
EXHIBIT INDEX