Form 10-K/A
period 2002-03-31
HPL TECHNOLOGIES INC
filed 2002-11-08
CIK 1121980

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

Common Stock, $0.001 Par Value
(Title of Class)

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☐    No ☒

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. ☒

        As of May 31, 2002, the issuer had outstanding 30,800,118 shares of common stock and the aggregate market value of the shares of common stock held by non-affiliates on that date was $201,975,462 based upon the last sale price of the issuer's common stock reported on the Nasdaq National Market System on that date. For purposes of calculating the shares of common stock held by non-affiliates, all officers and directors of the Company were deemed to be affiliates of the Company. As of September 30, 2002, the common stock of the Company was delisted from the Nasdaq National Market System.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of Items 10 and 13 and all of Items 11 and 12 of Part III of this Form 10-K/A are incorporated by reference from the issuer's Proxy Statement filed with the Securities and Exchange Commission on July 1, 2002.

PART I

GENERAL

        This Form 10-K/A of HPL Technologies, Inc. (alternatively referred to as "HPL," "we," "us," "our," or the "Company") is being filed for the purpose of amending and restating Items 1, 2, 3, 5, 6, 7, 8, 10, 11, 12, 13 and 14 of our Form 10-K filed June 24, 2002 to reflect the restatement of our Consolidated Financial Statements as of and for the years ended March 31, 2002 and 2001. Other than as expressly stated herein, the information in this Form 10-K/A does not reflect any subsequent information or events other than the restatement and recent events detailed below. The only changes to our previously filed Form 10-K relate to such restatement and recent events.

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

ITEM 1. BUSINESS

RECENT EVENTS

        On July 19, 2002, we issued a press release stating that our Audit Committee initiated an investigation into financial and accounting irregularities involving revenue reported during prior periods. Y. David Lepejian, the Company's Chairman, President and Chief Executive Officer, was removed from all positions with the Company. Elias Antoun, Chairman of our Audit Committee, was elected Chairman of the Board of Directors and assumed the interim responsibilities of President and Chief Executive Officer of the Company until Thomas Tomasetti was appointed President and Chief Executive Officer on August 12, 2002. Additionally, Michael Scarpelli, the Company's Vice President—Corporate Development, was appointed to the positions of Chief Financial Officer, Treasurer, Senior Vice President of Administration and Assistant Secretary, following the removal of Ita Geva, the Company's former Chief Financial Officer.

        The Audit Committee retained legal counsel to assist in conducting the investigation. Based on the investigation, we confirmed that a material amount of revenue was improperly recognized during 2001 and 2002 in connection with fictitious sales primarily to an international distributor and other matters described in Item 6. Selected Financial Data. Accordingly, we are filing this Amended Annual Report on Form 10-K/A to effect the restatement of our previously issued financial statements as of and for the years ended March 31, 2002 and 2001. We have also notified the Staff of the Securities and Exchange Commission ("SEC") about the investigation and have been cooperating fully with the SEC and the U.S. Attorney's Office.

        Trading in our stock was halted on the Nasdaq National Market on July 19, 2002 and the Nasdaq subsequently delisted our stock.

        Between July 31, 2002 and September 30, 2002, fifteen class-action lawsuits have been filed against us and certain current and former officers and/or directors (collectively, the "Defendants") in the United States District Court for the Northern District of California. The lawsuits allege that the Defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and rule 10b-5 promulgated thereunder by the SEC, by making a series of material misrepresentations as to the financial condition of the Company during the class period of July 31, 2001 to July 19, 2002. Several of the lawsuits further allege violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933. The plaintiffs are generally seeking to recover compensatory damages, costs and expenses incurred, interest and such other relief as the court may deem appropriate. We expect that these lawsuits will be consolidated into a single action in the United States District Court for the Northern District of California. Because these lawsuits were only recently filed, we are still evaluating the merits of these claims and are formulating a defense to these actions.

        We are also a nominal defendant in five stockholder derivative lawsuits pending in Superior Court in the County of Santa Clara, California. These lawsuits, which were filed between July 31, 2002 and September 30, 2002, assert derivative claims on behalf of us against our current and/or former officers and directors and others. The claims asserted in these lawsuits include insider trading, breaches of fiduciary duties, aiding and abetting breach of fiduciary duties, negligence and professional malpractice, negligent misrepresentation and omission, contribution and indemnification, abuse of control, gross mismanagement, unjust enrichment and breach of contract. These lawsuits seek damages suffered by us, treble damages for the sale of shares, costs and expenses of these actions and such other relief as the court may deem appropriate. Because these lawsuits were only recently filed, we are still evaluating the merits of these claims and our responsibilities with respect to the lawsuits.

OVERVIEW

        We provide yield-optimization and productivity improvement solutions that enable semiconductor and flat panel display ("FPD") producers to enhance the efficiency of the technology development, design, test and fabrication processes. Our core products include a flexible software platform supported by numerous software modules, that enable our customers to accelerate the process in which they identify, measure and correct sources of product failure in the semiconductor product development and manufacturing process and flat-panel manufacturing processes. By accelerating this learning and corrective process, we enable our customers to recognize the higher levels of revenue and profitability associated with the earlier phases of a product's market introduction. Additionally, identifying and eliminating failures early in the product cycle also permits our customers to quickly improve the quality of their products, reduce production inefficiencies and deliver higher volume production earlier.

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

        The flat-panel market experiences the same yield dynamics as the semiconductor market. Although the processes in flat-panel display manufacturing are typically less complex and in absolute terms have smaller data volumes, the need for improvement in the yield learning curve to capitalize a "first mover" advantage still exists. In market segments where large displays are preferred such as notebook computers, the flat-panel manufacturer is exposed to more yield risk than the typical semiconductor manufacturer. A single defect on a semiconductor wafer only affects one "chip" cut from that wafer whereas a single defect in a large flat panel display may result in a fatal defect for the entire panel.

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

  TestChip Technologies Consulting and Services

        TestChip is a leading provider of technology development design services, partnering with half of the world's top 20 semiconductor manufacturers to provide technology roadmap acceleration through software tools, consulting, testchip design, advanced technology development circuit design, and wafer test and analysis services. The technology development cycle is often under-resourced in both Integrated Device Manufacturers and also in the foundry-fabless business model due to the traditional disparate job functions of design and wafer fabrication. By focusing on this task, TestChip can realize improvements in schedule acceleration and quality of decision-making information for its customers.

  TestChip Technologies Software Tools

        The TestChip automation tools suite can greatly accelerate the time to complete a technology development cycle, by as much as 75% of the time it takes to specify, create, test and analyze large technology development vehicles. This also can lead to a significant increase in quality of output.

        SpecifIC™. This product is a web-based collaborative test chip project management tool that allows multi-site and multi-user collaboration in specifying large technology development vehicles, which require tens of thousands of test structures to properly develop and qualify state-of-the art processes. Each test structure adds dozens of parameters that need to be carefully controlled and documented. Project management features such as specification review and signoff, and project status reporting increase the speed and quality of the testchip execution.

        TestChipWizard™. This product is a test circuit layout compiler, with the ability to create complex technology development test circuits in minutes instead of days. A "correct by construction" system where the layout database, layout documentation, and wafer test information are all generated concurrently from the same source code realizes significant time savings and quality improvements and provides the service arm of TestChip with a competitive advantage compared to traditional capabilities. The fully parameterized and automated system incorporates flexibility in design styles and test structure architecture that allows it to service a wide variety of customers in the semiconductor industry.

        TestLink™. This product allows the test structure information from TestChipWizard to be automatically paired with wafer test algorithms, much more quickly than other software environments will allow. TestLink™ output supports industry standard formats for parametric wafer test and allows quick modification of test plans to enable faster technology development learning.

        TestChipView™. This product is a layout viewer that is integrated with TestChipWizard in a way to further accelerate the testchip creation process. It also is integrated with the final testchip documentation (web page format) to allow never-before possible access to the testchip layout across organizations. This integration empowers a broader community of testchip users, such as process engineers, reliability engineers, device engineers and designers, to have full access to the details of the test structures that are being used to gather the important technology development information.

  TestChip Technologies Technology development IP

        TestChip maintains a state-of-the-art library of test structures that utilize the full automation provided by the TestChip tools suite. In support of our large, leading-edge customer base, TestChip's Technology development IP library contains over 1500 elements to address the full breadth of 90nm CMOS technology development concerns, including 193nm lithography, Copper and low-k interconnect integration, and advanced transistor development. TestChip also maintains expertise and test structures in yield improvement test structures, non-volatile memory, Silicon-on-Insulator ("SOI"), high-power devices, Silicon-Germanium, and Radio Frequency ("RF") devices.

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

        On February 15, 2002, we acquired Covalar Technologies Group, Inc. and its wholly-owned subsidiary TestChip Technologies, Inc., a company focused on providing solutions to semiconductor manufacturers to help them develop and accelerate advanced process technologies. With this acquisition, we acquired our TestChip solutions which include a platform of design and test tools coupled with a comprehensive offering of intellectual property used to generate circuits and test programs for semiconductor process technology development and characterization. The TestChip methodology offers significant automation compared to current prevailing development practices used by semiconductor manufacturers. This methodology accelerates the development and adoption of new technology and reduces the time to volume production. TestChip's design and test tools provide data that can be integrated into the YIELDirector™ Platform to provide yield analysis and optimization solutions, allowing HPL to offer yield solutions starting with the beginning of a semiconductor development cycle. See Item 3. Legal Proceedings for litigation related to this acquisition.

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

        In March 2000, we entered into a distribution agreement with Canon Sales Co. ("Canon"), under which Canon was appointed as the exclusive distributor of certain of our products in Japan. The distribution agreement does not limit sales of our products to customers located in Japan by semiconductor equipment OEMs. The initial term of the distribution agreement is until March 2003, and it will automatically renew for additional one-year periods until terminated by either party. On September 4, 2002, Canon notified us that they intend to terminate our agreement with them on March 31, 2003, the end of the initial term of the distribution agreement, or on an earlier date if we wish the termination to occur sooner. We are currently evaluating the alternative of selling directly to our Japanese customers or establishing a new distribution relationship in Japan. Canon accounted for 5%, 18% and 0% of our revenues in the years ended March 31, 2002, 2001 and 2000, respectively.

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

INTELLECTUAL PROPERTY

        Our future success and competitive position depends heavily upon our continued ability to develop new proprietary technology while protecting our existing intellectual property. To protect our products and the underlying technology, and to prevent competitors from using our technology in their products, we use a combination of patents, trade secrets and copyrights. As of March 31, 2002, we held three U.S. patents expiring at different times between 2013 and 2017, and had fourteen U.S. patent applications pending. We expect that if granted, the duration of these patents will be 20 years from the date of filing the application. We have additional patent applications that we are developing internally and may file in the future.

        There is no assurance that any of our current or future patent applications will result in patents, and our existing or future patents may be circumvented, declared invalid or challenged as to scope or ownership. For these and other reasons, we may not realize any competitive advantage from our existing patents and any patents that we may be granted in the future. Furthermore, others may develop technologies that are similar or superior to our proprietary technologies or design around any patents that we may hold. To the extent that others are able to obtain patents that overlap with our technologies or processes, we may be required to license these patents. If we are unable to license these patents or obtain licenses on acceptable terms, we may need to alter our products or discontinue selling them altogether. In addition, we have not secured patent protection in foreign countries and we cannot be certain that the steps we take to prevent misappropriation of our intellectual property abroad will be effective, or that the application of foreign laws to technology developed abroad will not adversely effect the validity or enforceability of our U.S. patents.

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

        We generally rely on U.S. and Armenian copyright law and international treaties for protection of our software source code, software object code, training materials and user manuals created by our employees. As of March 31, 2002, we have registered 15 copyrights with the U.S. Copyright Office. While U.S. copyright law protects the expression of an idea, it does not protect the idea itself from copying. As a result, others may be able to glean valuable concepts and methods from our copyrighted material and lawfully use these ideas and methods in a competing venture by simply changing the manner of expression. In an effort to protect our software from misappropriation, we do not typically divulge our source code to customers or vendors, although we have on three occasions placed our source code in escrow in connection with certain transactions.

EMPLOYEES

        On September 27, 2002, we reduced our headcount worldwide by 89 people. These reductions were primarily in the United States. As of October 4, 2002, we had 276 employees worldwide with 100 in the United States, 142 in Armenia and 34 people in five other locations around the world. None of our employees are represented by a labor union or are subject to a collective bargaining agreement. We believe that our relationship with our employees is good.

DIRECTORS AND EXECUTIVE OFFICERS

        The following table sets forth the directors and executive officers of the Company, their ages and positions as of October 31, 2002:

Name	Age	Position
Thomas A. Tomasetti	58	President and Chief Executive Officer
Michael P. Scarpelli	35	Chief Financial Officer, Treasurer, Senior Vice President of Administration and Assistant Secretary
Gene Mullinnix	50	Senior Vice President of Operations
Elias Antoun	45	Director
Lawrence Kraus	39	Director and Secretary
Dr. Yervant Zorian	46	Director

        THOMAS A. TOMASETTI.    On August 12, 2002, the Company entered into a written consulting agreement with The Brenner Group, whereby Mr. Tomasetti joined HPL in August 2002 as President and Chief Executive Officer. Since 1996, Mr. Tomasetti has served as Chief Operating Officer and Executive Vice President at The Brenner Group. Over the last twenty years, Mr. Tomasetti has completed three successful high-technology business turnarounds in the Silicon Valley. Before joining The Brenner Group, Mr. Tomasetti served as Chief Executive Officer at Consilium, Inc. and Formaster Corporation. Prior to that, he held senior executive positions with Scientific Calculations and General Electric, serving as the Vice President and General Manager of General Electric Corporation's Calma division. Mr. Tomasetti received his Bachelor of Science Degree in engineering from the University of Massachusetts.

        MICHAEL P. SCARPELLI.    Mr. Scarpelli has been our Chief Financial Officer, Treasurer, Senior Vice President of Administration and Assistant Secretary since July 2002. In these roles, he is principally responsible for the Company's worldwide finance function including accounting, financial systems, facilities and human resources. Mr. Scarpelli joined the Company in January 2002 as Vice President of Corporate Development, responsible for the oversight of the Company's mergers and acquisitions function. Prior to joining HPL, Mr. Scarpelli was an auditor with PricewaterhouseCoopers LLP since 1989 and an audit partner since 1998. Mr. Scarpelli received his Bachelor of Arts Degree in economics from the University of Western Ontario and is a Certified Public Accountant and a Chartered Accountant.

        GENE MULLINNIX.    Mr. Mullinnix has been Senior Vice President of Operations since July 2002. In this role, he is responsible for all aspects of product development and customer deployment and support. Mr. Mullinnix has over 29 years of semiconductor industry experience including 9 years with Texas Instruments and 18 years with Motorola. In February 2001, Mr. Mullinnix joined TestChip Technologies, Inc. ("TestChip"), as Vice President of Engineering. Mr. Mullinnix joined HPL in February 2002 in connection with the Company's acquisition of Covalar Technologies Group, Inc., the parent of TestChip, and was promoted to the position of President and General Manager, TestChip. Prior to joining TestChip, Mr. Mullinnix worked for eighteen years in various positions at Motorola including Operations and Program Manager for the Non-Volatile Memories Technology Center, Site and Wafer Fab Operations Manager, and Global Technology Manager. Mr. Mullinnix managed wafer fabs for Motorola in California and North Carolina with responsibilities in wafer fab operations, site management, technology development and a design center. Mr. Mullinnix organized and developed the Microcontroller Technology Group's External Manufacturing Operations

establishing and managing foundry relationships in Asia, Japan, Europe and Israel. Mr. Mullinnix holds a B.S. degree in Engineering from Texas A&M University.

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

        LAWRENCE KRAUS.    Mr. Kraus is co-founder of the Company and has served as a member of the board of directors of the Company's principal operating subsidiary, HPLI, since its formation in 1989. From February 2001 to September 2002, Mr. Kraus served as HPLI's Vice President of Strategic Marketing. Mr. Kraus previously served as HPLI's Director of Hardware Development from May 1989 to January 1995 and as the Vice President and General Manager of HPLI's hardware divisions until their sale to Credence Systems Corporation in June 1998. With the sale of the hardware divisions to Credence, Mr. Kraus joined Credence as a Director of Operations and served in that capacity until February 2001.

        DR. YERVANT ZORIAN.    Dr. Zorian has served as Vice President and Chief Scientist at Virage Logic Corporation since June 2000 and as Chief Technology Advisor at LogicVision from November 1996 until June 2000. Dr. Zorian was a Distinguished Member of the Technical Staff at Bell Laboratories, Lucent Technologies from November 1987 until November 1996. Dr. Zorian has chaired several Institute of Electrical and Electronic Engineering ("IEEE") symposiums and workshops. He currently serves as the editor and chief emeritus of IEEE Design & Test of Computers. He has authorized three books, received several best paper awards and holds twelve U.S. patents in the area of test technology. Dr. Zorian is an honorary doctor of the National Academy of Science, Armenia, and is a Fellow of IEEE.

ITEM 2. PROPERTIES

        The following table sets for the Company's principal properties as of May 15, 2002. We believe that our existing facilities are adequate for our current needs.

Location	Square Footage	Expiration of Lease Term	Uses
Austin, Texas	25,140	February 2006	Offices
Bedford, Massachusetts	12,050	October 2005	Offices
Newton, Massachusetts	2,695	February 2003	Offices
San Jose, California	12,500	December 2005	Executive offices
San Jose, California	2,098	May 2003	Offices
Plano, Texas	18,302	March 2006	Offices
Yerevan, Armenia	18,772	March 2003	Offices; research and development

ITEM 3. LEGAL PROCEEDINGS

        Between July 31, 2002 and September 30, 2002, fifteen class-action lawsuits have been filed against the Company and certain current and former officers and/or directors (collectively, the "Defendants") in the United States District Court for the Northern District of California. The lawsuits allege that the Defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and rule 10b-5 promulgated thereunder by the SEC, by making a series of material misrepresentations as to the financial condition of the Company during the class period of July 31, 2001 to July 19, 2002. Several of the lawsuits further allege violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933. The plaintiffs are generally seeking to recover compensatory damages, costs and expenses incurred, interest and such other relief as the court may deem appropriate. The Company expects that these lawsuits will be consolidated into a single action in the United States District Court for the Northern District of California.    Because these lawsuits were only recently filed, the Company is still evaluating the merits of these claims and formulating a defense to these actions.

        The Company is also a nominal defendant in five stockholder derivative lawsuits pending in Superior Court in the County of Santa Clara, California. These lawsuits, which were filed between July 31, 2002 and September 30, 2002, assert derivative claims on behalf of the Company against current and/or former officers and directors of the Company and others. The claims asserted in these lawsuits include insider trading, breach of fiduciary duties, aiding and abetting breaches of fiduciary duties, negligence and professional malpractice, negligent misrepresentation and omission, contribution and indemnification, abuse of control, gross mismanagement, unjust enrichment and breach of contract. These lawsuits seek damages suffered by the Company, treble damages for the sale of shares, costs and expenses of these actions and such other relief as the court may deem appropriate. Because these lawsuits were only recently filed, the Company is still evaluating the merits of these claims and its responsibilities with respect to the lawsuits.

        We have been informed that five shareholders of the Company have sued the Company's independent accountants and the managing underwriter in the Company's initial public offering, in connection with claims relating to the merger of Covalar Technologies Group, Inc. with the Company on February 15, 2002. As of the date of this filing, the Company has not been joined in the matter. The Company agreed to indemnify the underwriter in connection with the Company's initial public offering. Accordingly, there is no assurance that the Company will not sustain any liability as a result of this lawsuit.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

PART II

ITEM 5. MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

        HPL common stock was quoted on the Nasdaq National Market System under the symbol "HPLA". The following table sets forth the high and low sales prices of our common stock, as quoted on Nasdaq, from July 30, 2001, the date of our initial public offering, to March 31, 2002.

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

        On July 19, 2002, trading in our common stock was halted and the Nasdaq has subsequently delisted our stock effective September 30, 2002.

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

ITEM 6. SELECTED FINANCIAL DATA

        The selected consolidated financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the consolidated financial statements of HPL and the notes to the consolidated financial statements included elsewhere in this annual report on Form 10-K/A.

        On July 19, 2002, we issued a press release stating that our Audit Committee initiated an investigation into accounting irregularities involving revenue reported during prior periods. Y. David Lepejian, the Company's Chairman, President and Chief Executive Officer, was removed from all positions with the Company. Elias Antoun, the Chairman of our Audit Committee, was elected Chairman of the Board of Directors and assumed the interim responsibilities of President and Chief Executive Officer of the Company until Thomas Tomasetti was appointed President and Chief Executive Officer on August 12, 2002. Additionally, Michael Scarpelli, the Company's Vice President—Corporate Development, was appointed to the positions of Chief Financial Officer, Treasurer, Senior Vice President of Administration and Assistant Secretary following the removal of Ita Geva, the Company's former Chief Financial Officer.

        Based on the results of this investigation, we determined that our consolidated balance sheets as of March 31, 2002 and 2001 and consolidated statements of operations, cash flows and stockholders' equity (deficit) for the years ended March 31, 2002 and 2001 should be restated. Accordingly, we are filing this Form 10-K/A to effect this restatement of our previously issued financial statements as of and for the years ended March 31, 2002 and 2001.

        The Audit Committee's investigation into financial and accounting irregularities involving revenue reported identified a number of fictitious transactions from which the Company previously recorded revenue in the years ended March 31, 2002 and 2001 and this revenue has been reversed from the appropriate periods. In addition, the investigation uncovered that documents initially considered in determining the appropriate accounting for transactions were altered from their original form to exclude certain terms and conditions. These terms and conditions provided customers with rights of return and commitments with respect to integration and installation of our products and the delivery of future functionality. We have reviewed these transactions in light of these additional terms and conditions and our revenue recognition policy, and either revised the periods for which revenue was recognized in the financial statements or deferred the recognition of revenue to future periods.

        Based on the results of our investigation, we have identified that our previously reported revenues for the years ended March 31, 2002 and 2001 were overstated by approximately $32.6 million and $9.1 million, respectively. As a result of the adjustments necessary to correct the above irregularities, we have also deferred previously expensed costs of goods sold directly related to revenue deferred. We also revised the provisions for income taxes that were previously recorded in the consolidated financial statements. These adjustments have reduced net income for the years ended March 31, 2002 and 2001 by approximately $21.7 million and $7.0 million, respectively.

        During the year ended March 31, 2002, we sold $3.2 million of software to our Japanese distributor and then immediately repurchased the software through our Japanese subsidiary for $3.2 million. In addition, we paid our distributor $950,000 related to this transaction. The restated financial statements reflect the reversal of the software sale and a further reduction to revenue of $950,000 relating to the payment we made to our Japanese distributor.

        Our investigation also identified approximately $13.0 million, included in altered bank statements and purported to represent proceeds from the collection of accounts receivable related to the fictitious sales transactions, recorded as cash in prior periods. These amounts were determined to be fictitious and therefore eliminated from cash in the appropriate balance sheets.

        During the year ended March 31, 2002, our former Chief Executive Officer deposited approximately $3,035,000 into our bank accounts which were purported to have represented proceeds from the payment of accounts receivable related to fictitious sales transactions. An additional $1,300,000 was deposited by this individual for this purpose in June 2002. The revenue on these transactions has been eliminated in the restated financial statements and the amounts received have been reflected in accrued liabilities.

        During 2001, we sold certain software and maintenance to a company for approximately $300,000 and recognized the revenue on this transaction. On or about the same time as agreeing to sell software to this company, we agreed to buy software from that company. During 2002, we purchased $500,000 of software in one transaction and $200,000 in another transaction from this same company. We originally capitalized the $500,000 purchase and expensed the $200,000 purchase. We have determined that the software purchased has never been used by us. In addition, we believe the sale of software to the company, and the purchase of software from the company were negotiated at approximately the same time. As such, the restated financial statements reflects no revenue recorded on this transaction in the year ended March 31, 2001, with the cash received of $300,000 being reflected in accrued liabilities at March 31, 2001, and a net expense of $400,000 in the year ended March 31, 2002.

        The above events occurred as a result of material weaknesses in our system of internal controls and its operation. Subsequent to July 19, 2002, we took measures to strengthen and help ensure compliance with our internal controls to help prevent similar events from occurring again. The controls strengthened by us involve our sales order fulfillment and revenue recognition processes, cash receipts and disbursements processes and our segregation of duties. In addition, we have reviewed the qualifications and training of our management and employees and determined that they are sufficient to allow them to fulfill their assigned roles.

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

	Years Ended March 31,
Statement of Operations Data:
	2002	2001	2000	1999	1998
	(in thousands, except per share data)
	(As restated)	(As restated)
Revenues:
Software licenses	$1,614	$3,159	$3,039	$45	$853
Consulting services, maintenance and other	2,899	1,156	665	103	286

Total revenues	4,513	4,315	3,704	148	1,139

Cost of revenues:
Software licenses	587	133	9	1	38
Consulting services, maintenance and other (1)	507	243	259	61	233

Total cost of revenues	1,094	376	268	62	271

Gross profit	3,419	3,939	3,436	86	868

Operating expenses:
Research and development (1)	6,118	3,349	2,851	2,503	1,076
Sales, general and administrative (1)	9,285	4,329	3,155	2,613	883
Stock-based compensation	3,547	2,369	580	64	75
Amortization of intangible assets	294	137	148	11	—

Total operating expenses	19,244	10,184	6,734	5,191	2,034

Loss from operations	(15,825)	(6,245)	(3,298)	(5,105)	(1,166)
Interest income (expense) and other, net	908	(190)	(248)	48	—

Loss before income taxes and discontinued operations	(14,917)	(6,435)	(3,546)	(5,057)	(1,166)
Benefit from income taxes	—	—	—	(1,982)	(766)

Loss from continuing operations	(14,917)	(6,435)	(3,546)	(3,075)	(400)
Discontinued operations:
Income from discontinued operations (net of income tax of $17 in 1999 and $766 in 1998)	—	—	—	25	1,128
Gain on sale of discontinued operations (net of income tax of $1,965)	—	—	—	2,916	—

Net income (loss)	$(14,917)	$(6,435)	$(3,546)	$(134)	$728

Loss per common share from continuing operations—basic and diluted	$(0.62)	$(0.37)	$(0.21)	$(0.19)	$(0.02)
Net income (loss) per share—basic and diluted	$(0.62)	$(0.37)	$(0.21)	$(0.01)	$0.04
Shares used in per share computations:
Basic	24,038	17,496	17,068	16,422	16,349
Diluted	24,038	17,496	17,068	16,422	17,981

(1) Excludes the following stock-based compensation charges:
Cost of revenues	$39	$60	$2	$—	$—
Research and development	692	296	96	23	75
Sales, general administrative	2,816	2,013	482	41	—

	$3,547	$2,369	$580	$64	$75

	March 31,
Consolidated Balance Sheet Data:
	2002	2001	2000	1999	1998
	(in thousands)
	(As restated)	(As restated)
Cash, cash equivalents and short-term investments	$47,109	$989	$178	$332	$—
Working capital (deficit)	35,062	(7,169)	(2,090)	(957)	(225)
Total assets	101,308	5,455	5,031	1,895	954
Long-term debt, less current portion	280	295	1,857	78	—
Total stockholders' equity (deficit)	82,316	(6,748)	(2,727)	193	257

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

OVERVIEW

        We provide comprehensive yield-optimization solutions to the semiconductor industry and flat-panel display manufacturers. We license our software products and sell related services through our direct sales force, our Japanese distributor, Canon, and semiconductor equipment manufacturers ("OEMs") that bundle our software with their hardware. As described below, Canon has notified us that they intend to terminate our distributor agreement on March 31, 2003.

        Our sales cycle for the license of our software products has historically been very long. Our products are new and our customers spend a significant amount of time evaluating our products. Customer purchase orders typically include integration and installation services, rights of return and acceptance criteria. As such, we defer a significant amount of our license revenue until integration and installation services are complete, rights of return lapse and final acceptance occurs. The amount of our license revenue is currently at levels that have resulted in no meaningful trend from period to period. Our ability to sell our products in the future may also be affected by the current decline in capital spending by potential customers in the semiconductor industry.

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

        On April 10, 2002, we acquired all of the outstanding capital stock of Defect & Yield Management, Inc., a Delaware corporation ("DYM"). DYM is engaged in the sale and support of fab floor defect data management software. In connection with the acquisition, we paid the shareholders $2.0 million in cash, issued 967,260 shares of HPL common stock and agreed to assume stock options to purchase up to 82,740 shares of HPL's common stock. The total value of the transaction, including estimated transaction costs of $900,000 was $17.1 million. We may issue additional shares of common stock with a value of up to $5.0 million, depending on the number of qualifying software maintenance contracts, as defined, which are entered into by DYM in the first year following the effective date of the acquisition. The acquisition provided the Company access to an installed customer base in over 70 facilities worldwide.

        On September 4, 2002, our Japanese distributor, Canon Sales Co., Inc. ("Canon") notified us that they intend to terminate our agreement with them on March 31, 2003, the end of the initial term of the distribution agreement, or on an earlier date if we wish the termination to occur sooner. We are currently evaluating the alternative of selling directly to our Japanese customers or establishing a new distribution relationship in Japan. Canon accounted for 5% (net of a $950,000 payment to Canon), 18% and 0% of our restated revenues in the years ended March 31, 2002, 2001 and 2000, respectively.

        On September 27, 2002, we reduced our headcount worldwide by 89 people. These reductions were primarily in the United States. As of October 4, 2002, we had 276 employees worldwide with 100 in the United States, 142 in Armenia and 34 people in five other locations around the world.

        On September 30, 2002, we entered into a mutual settlement agreement with IDS Software Systems, Inc. ("IDS") related to the termination of the acquisition of IDS by the Company. Pursuant to the IDS merger agreement, the Company paid IDS $350,000 related to the reimbursement of expenses incurred directly related to the proposed acquisition.

        Our standard payment terms for our customers provide for payment in 30 days. It is frequently the case that our receivables are outstanding for more than 30 days. Our accounts receivable from international customers have been outstanding longer than our domestic receivables and we expect this to continue to be the case.

        In each of the last three fiscal years, a relatively small number of customers have accounted for a large portion of our revenues, and the composition of our major customers has changed from year to year. This is because we currently have a limited sales force, our products have a lengthy sales cycle and we recognize relatively large license revenues upon entering into perpetual licensing agreements. We had four, four and three end customers that individually accounted for at least 10% of our revenues in the years ended March 31, 2002, 2001 and 2000, respectively. In the aggregate, these end customers accounted for 66% (of which 24% was sold through Canon), 61% (of which 18% was sold through Canon) and 44% of our restated revenues in the years ended March 31, 2002, 2001 and 2000, respectively. As we expand our sales and marketing activities and increase our sales force, we expect to gain a larger number of customers and experience less significant customer concentration.

CRITICAL ACCOUNTING POLICIES

        The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect our reported assets, liabilities, revenues and expenses, and our related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, goodwill and identifiable, separately recorded intangible assets, litigation, contingent liabilities and income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Our estimates then form the basis of judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

        We derive revenues principally from the sale of software licenses, software maintenance contracts and consulting services. We offer two types of licenses: perpetual and time-based. Perpetual licenses have no expiration date, while time-based licenses require renewal. Our software product licenses provide a narrowly defined subset of features for a given customer. The customer may acquire additional licenses to extend the functionality of our products as its technologies and facilities change or if it wishes to use additional features of our software for its production process. Our licenses usually limit the number of people who can use the software at a given time.

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

        If the consulting or other services sold in connection with the software license are essential to the functionality of the software or involve significant production, customization or modification of software, we recognize revenue on either a percentage-of-completion or completed contract basis. For the percentage-of-completion method, we recognize revenues using labor hours incurred as the measure of progress against the total labor hours estimated for completion of the project. We consider a project completed after all contractual obligations are met. At times, an unbilled accounts receivable balance can exist which comprises revenue recognized in advance of contractual billings. We make provisions for estimated contract losses in the period in which the loss becomes probable and can be reasonably estimated. Estimates of total labor hours or expected losses on contracts are subject to judgment and actual amounts may differ significantly from those estimates.

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

        We also derive revenues from the sale of software licenses, maintenance and post-contract support services through our distributors. Revenues from sales made through our distributors for which the distributors have return rights are recognized when the distributors have sold the software licenses or service to their customers and the criteria for revenue recognition under SOP 97-2, as amended, are met. Revenues from maintenance and post-contract support services sold through our distributors are recognized ratably over the contract period.

        Amounts invoiced to our customers in excess of recognized revenues are recorded as deferred revenues. The timing and amounts invoiced to customers can vary significantly depending on specific contract terms and can therefore have a significant impact on deferred revenues in any given period.

Goodwill and Intangible Assets

        Consideration paid in connection with acquisitions is required to be allocated to the acquired assets, including certain identifiable intangible assets, goodwill, and liabilities acquired. Acquired assets and liabilities are recorded based on our estimate of fair value, which requires significant judgments, including those with respect to future estimated cash flows and discount rates. For identifiable intangible assets that we separately record, we are required to estimate the useful life of the assets and recognize their cost as an expense over the useful lives. We use the straight-line method to expense long-lived assets, except goodwill, which results in an equal amount of expense in each period. We regularly evaluate acquired businesses for potential indicators of impairment of allocated goodwill and identifiable intangible assets. Our judgments regarding the existence of impairment indicators are based on market conditions, operational performance of our acquired businesses and identification of reporting units. Future events could cause us to conclude that impairment indicators exist and that goodwill and other identifiable intangible assets associated with our acquired businesses are impaired. Beginning in the first quarter of 2003, the methodology for assessing potential impairments of intangibles will change based on new accounting rules issued by the Financial Accounting Standards Board (see recent accounting pronouncements) and it is not expected to have a material effect on our financial position or results of operations. Any resulting impairment loss in the future based on this policy could have a material adverse impact on our financial condition and results of operations.

Litigation

        Management's estimated range of liability related to some of the pending litigation is based on claims for which our management can estimate the amount and range of loss. Because of the uncertainties related to our insurance coverage and indemnifications we have provided to various parties who are defendants and the amount and range of loss, if any, related to litigation, management is unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, we will assess the potential liability related to our pending litigation and revise our estimates. Such revisions in estimates of the potential liability could materially impact our results of operation and financial position. Any resolution of the litigation could materially affect our financial resources and liquidity.

Income Taxes

        We are required to estimate our income taxes in each of the jurisdictions in which we operate as part of the process of preparing our consolidated financial statements. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities. We then assess the likelihood that our net deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we must establish a valuation allowance. We currently have a full valuation allowance on our gross deferred tax assets. In the event our future taxable income is expected to be sufficient to utilize our deferred tax assets, an adjustment to the valuation allowance will be made, increasing income in the period in which such determination is made.

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

RESULTS OF OPERATIONS, AS RESTATED

        On July 19, 2002, we issued a press release stating that our Audit Committee initiated an investigation into financial and accounting irregularities involving revenue reported during prior periods. Y. David Lepejian, the Company's Chairman, President and Chief Executive Officer, was removed from all positions with the Company. Elias Antoun, the Chairman of our Audit Committee, was elected Chairman of the Board of Directors and assumed the interim responsibilities of President and Chief Executive Officer of the Company until Thomas Tomasetti was appointed President and Chief Executive Officer on August 12, 2002. Additionally, Michael Scarpelli, the Company's Vice President—Corporate Development, was appointed to the positions of Chief Financial Officer, Treasurer, Senior Vice President of Administration and Assistant Secretary following the removal of Ita Geva, the Company's former Chief Financial Officer.

        Based on the results of this investigation, we determined that our consolidated balance sheets as of March 31, 2002 and 2001 and consolidated statements of operations, cash flows and stockholders'

equity (deficit) for the years ended March 31, 2002 and 2001 should be restated. Accordingly, we are filing this Form 10-K/A to effect this restatement of our previously issued financial statements as of and for the years ended March 31, 2002 and 2001.

        The Audit Committee's investigation into financial and accounting irregularities involving revenue reported identified a number of fictitious transactions from which the Company previously recorded revenue in the years ended March 31, 2002 and 2001 and this revenue has been reversed from the appropriate periods. In addition, the investigation uncovered that documents initially considered in determining the appropriate accounting for transactions were altered from their original form to exclude certain terms and conditions. These terms and conditions provided customers with rights of return and commitments with respect to integration and installation of our products and the delivery of future functionality. We have reviewed these transactions in light of these additional terms and conditions and our revenue recognition policy, and either revised the periods for which revenue was recognized in the financial statements or deferred the recognition of revenue to future periods.

        As a result of the items noted above, we have identified that our previously reported revenues for the years ended March 31, 2002 and 2001 were overstated by approximately $32.6 million and $9.1 million, respectively. As a result of the adjustments necessary to correct the above irregularities, we have also deferred previously expensed costs of goods sold directly related to revenue deferred. We also revised the provisions for income taxes that were previously recorded in the consolidated financial statements. These adjustments have reduced net income for the years ended March 31, 2002 and 2001 by approximately $21.7 million and $7.0 million, respectively.

        During the year ended March 31, 2002, we sold $3.2 million of software to our Japanese distributor and then immediately repurchased the software through our Japanese subsidiary for $3.2 million. In addition, we paid our distributor $950,000 related to this transaction. The restated financial statements reflect the reversal of the software sale and a further reduction to revenue of $950,000 relating to the payment we made to our Japanese distributor.

        Our investigation also identified approximately $13.0 million, included in altered bank statements and purported to represent proceeds from the collection of accounts receivable related to the fictitious sales transactions, recorded as cash in prior periods. These amounts were determined to be fictitious and therefore eliminated from cash in the appropriate balance sheets.

        During the year ended March 31, 2002, our former Chief Executive Officer deposited approximately $3,035,000 into our bank accounts which were purported to have represented proceeds from the payment of accounts receivable related to fictitious sales transactions. An additional $1,300,000 was deposited by this individual for this purpose in June 2002. The revenue on these transactions has been eliminated in the restated financial statements and the amounts received have been reflected in accrued liabilities.

        During 2001, we sold certain software and maintenance to a company for approximately $300,000 and recognized the revenue on this transaction. On or about the same time as agreeing to sell software to this company, we agreed to buy software from that company. During 2002, we purchased $500,000 of software in one transaction and $200,000 in another transaction from this same company. We originally capitalized the $500,000 purchase and expensed the $200,000 purchase. We have determined that the software purchased has never been used by us. In addition, we believe the sale of software to the company, and the purchase of software from the company were negotiated at approximately the same time. As such, the restated financial statements reflects no revenue recorded on this transaction in the year ended March 31, 2001, with the cash received of $300,000 being reflected in accrued liabilities at March 31, 2001, and a net expense of $400,000 in the year ended March 31, 2002.

        A summary of the impact of the adjustments to correct the matters discussed above on our previously issued financial statements is presented in Note 3 to the Notes to Consolidated Financial Statements.

        The following table sets forth statement of operations data for the periods indicated as a percentage of total revenues.

	Years ended March 31,
	2002	2001	2000
	(As restated)	(As restated)
Revenues:
Software licenses	36%	73%	82%
Consulting services, maintenance and other	64%	27%	18%

Total revenues	100%	100%	100%

Cost of revenues:
Software licenses	13%	3%	0%
Consulting services, maintenance and other	11%	6%	7%

Total cost of revenues	24%	9%	7%

Gross profit	76%	91%	93%

Operating expenses:
Research and development	136%	78%	77%
Sales, general and administrative	206%	100%	85%
Stock-based compensation	79%	55%	16%
Amortization of intangible assets	7%	3%	4%

Total operating expenses	428%	236%	182%

Loss from operations	(352%)	(145%)	(89%)

Comparison of years ended March 31, 2002 and 2001, as restated

        Revenues.    Total revenues increased to $4.5 million in the year ended March 31, 2002 from $4.3 million in the year ended March 31, 2001 or 5%. Our sales cycle for the license of our software products has historically been very long. Our products are new and our customers spend a significant amount of time evaluating our products. Customer purchase orders typically include integration and installation services, rights of return and acceptance criteria. As such, we defer a significant amount of our license revenue until integration and installation services are complete, rights of return lapse and final acceptance occurs. The amount of our license revenue is currently at levels that have resulted in no meaningful trend from period to period. Our ability to sell our products in the future may also be affected by the current decline in capital spending by potential customers in the semiconductor industry.

        Product sales were highly concentrated, with 66% of total revenues in the year ended March 31, 2002 coming from four customers and 61% of total revenues in the year ended March 31, 2001 coming from four customers.

        Software license revenue decreased to $1.6 million in the year ended March 31, 2002, from $3.2 million in the year ended March 31, 2001, or 50%. The decrease in software license revenue was due, in part, to a $950,000 payment to our Japanese distributor which has been recorded as a reduction to our revenue. If this amount is recovered from our Japanese distributor, we will record the payment as revenue in the period the cash is received. Approximately $380,000 of software license revenue in the year ended March 31, 2002 relates to an arbitration settlement of royalties due from a customer.

        Consulting services, maintenance and other revenues increased to $2.9 million in the year ended March 31, 2002, up from $1.2 million in the year ended March 31, 2001, or 142%. This increase was due to an increase in maintenance fees from a greater number of customers and an increase in consulting services related to acquired companies.

        Gross profit.    As a percentage of revenues, gross profit decreased from 91% for the year ended March 31, 2001 to 76% for the year ended March 31, 2002. Gross profit has been and will continue to be affected by a variety of factors, the most important of which is the relative mix of revenues among software licenses, maintenance fees and consulting services. The decrease was the result of a higher percentage of revenues generated from consulting services in the year ended March 31, 2002 compared to the year ended March 31, 2001.

        Research and development.    Research and development expenses represented 136% of revenues in the year ended March 31, 2002 compared to 78% of revenues in the year ended March 31, 2001. Actual costs increased to $6.1 million for the year ended March 31, 2002, up from $3.3 million for the year ended March 31, 2001. This increase is primarily attributable to the hiring of additional software engineers and technical staff and increases of headcount related to acquisitions completed during the year. Salaries and related benefits of research and development engineers represent the single largest component of our research and development expenses.

        Sales, general and administrative.    Sales, general and administrative expenses for the year ended March 31, 2002 were $9.3 million, or 206% of revenues, compared to $4.3 million, or 100% of revenues in the year ended March 31, 2001. The increase in costs was primarily due to increases in staff and professional fees and the headcount increases related to acquisitions we completed during the year ended March 31, 2002.

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

        Interest income (expense) and other, net.    Interest income, net of interest and other expenses for the year ended March 31, 2002 was $908,000, compared with net expense of $190,000, for the year ended March 31, 2001. This increase was due to greater interest income from higher average balances of cash, cash equivalents and short-term investments generated from our initial public offering.

        Provision for income taxes.    In the years ended March 31, 2002 and 2001, we incurred operating losses for which we have recorded valuation allowances for the full amount of our net deferred tax assets, because the future realization of the deferred tax assets was not likely as of March 31, 2002 and 2001.

Comparison of years ended March 31, 2001 and 2000, as restated

        Revenues.    Total revenues increased to $4.3 million for the year ended March 31, 2001, from $3.7 million for the year ended March 31, 2000, or 16%.

        Product sales were highly concentrated, with 61% of total revenues in the year ended March 31, 2001 coming from four customers and 44% of total revenues in the year ended March 31, 2000 coming from three customers. The remainder of the increase in revenues was due to software maintenance contracts recognized ratably over the contract term and increased consulting activities.

        Gross profit.    As a percentage of revenues, gross profit was 91% for the year ended March 31, 2001 compared to 93% for the year ended March 31, 2000. Gross profit has been affected by a variety of factors, the most important of which is the relative mix of revenues among software licenses, maintenance fees and consulting services.

        Research and development.    Research and development expenses represented 78% of revenues in the year ended March 31, 2001 compared to 77% of revenues in the year ended March 31, 2000. Actual costs increased to $3.3 million for the year ended March 31, 2001 from $2.9 million for the year ended March 31, 2000. This increase is primarily attributable to the hiring of additional software engineers and technical staff. Salaries and benefits of research and development engineers represent the single largest component of our research and development expenses.

        Sales, general and administrative.    Sales, general and administrative expenses for the year ended March 31, 2001 were $4.3 million, or 100% of revenues, compared to $3.2 million, or 85% of revenues in the year ended March 31, 2000. The increase was primarily due to staff increases and professional fees in connection with our preparation for an initial public offering.

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

        Provision for income taxes.    In the years ended March 31, 2001 and 2000, we incurred operating losses for which we have recorded valuation allowances for the full amount of our net deferred tax assets, because the future realization of the deferred tax assets was not likely as of March 31, 2001 and 2000.

LIQUIDITY AND CAPITAL RESOURCES, AS RESTATED

        At March 31, 2002, we had approximately $47.1 million in cash and cash equivalents and short-term investments.

        Net cash used in operating activities for the year ended March 31, 2002 was approximately $12.4 million compared to $2.0 million provided by operating activities for the year ended March 31, 2001 and $1.7 million used in operating activities in the year ended March 31, 2000. Our cash used in operations for the year ended March 31, 2002 was primarily due to our net loss, adjusted for certain non-cash items including depreciation and amortization and stock-based compensation. Our cash provided by operations for the year ended March 31, 2001 was primarily attributed to our net loss, adjusted for certain non-cash items including the depreciation and amortization, stock-based compensation and deferred revenue, offset by a decrease in accrued liabilities. Our negative cash flow from operations for the year ended March 31, 2000 was primary attributed to our net loss, an increase in accounts receivable, and offset primarily by an increase in accrued liabilities and deferred revenue.

        Net cash used in investing activities was $27.4 million for the year ended March 31, 2002 compared to $870,000 for the year ended March 31, 2001 and $48,000 for the year ended March 31, 2000. Our investing activities for the year ended March 31, 2002 consisted primarily of the acquisitions of Tyecin, FabCentric and Covalar, purchases of marketable securities, and equipment purchases. The investing activities for the year ended March 31, 2001 consisted primarily of a loan of $750,000 to FabCentric.

        Net cash provided by financing activities was $71.7 million for the year ended March 31, 2002, primarily from our initial public offering completed in August 2001, amounts received from our former Chief Executive Officer which were purported to have represented proceeds for the payment of accounts receivable related to fictitious sales transactions, and proceeds from exercise of stock options, partially offset by the repayment of notes payable and capital lease obligations. Net cash used in financing activities was $272,000 for the year ended March 31, 2001, primarily from repayments of notes payable and capital lease obligations. Net cash provided by financing activities was $1.6 million for the year ended March 31, 2000, primarily from the issuance of the convertible debenture.

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

(1)
This debenture may be converted at any time at the option of the holder into our common stock at a conversion price of $1.45 per share (see Note 8 of Notes to Consolidated Financial Statements).
(2)
From 2003 to 2007, we will make interest payments totaling $49,000 for capital leases obligations; this interest component is included in the commitment schedule above.
(3)
As of May 2002, we have loaned the remaining balance of $450,000 to the employee and the total outstanding note receivable is $750,000 (see Note 11 of Notes to Consolidated Financial Statements).

        In connection with the acquisition of Covalar, we have reserved an additional 600,000 shares of common stock to be issued to Covalar shareholders if certain revenue targets are achieved in the twelve months following the closing of the acquisition on February 15, 2002.

        In connection with the acquisition of DYM, we may issue additional shares of common stock with a value of up to $5.0 million, depending on the number of qualifying software maintenance contracts entered by DYM in the first year following the closing of the acquisition. This could cause substantial dilution depending on the number of qualifying contracts and our stock price on the one year anniversary of the closing.

        We believe our current cash and cash equivalents, our short-term investments, and our cash flows from operations will be sufficient to meet our capital requirements for at least the next twelve months. Our future capital requirements will be adversely affected by slow or diminished revenue growth, committed research and development expenses, additional sales and marketing costs and higher general and administrative expenses, such as attorneys' fees and litigation costs. The Company does not believe that it will be able to raise additional capital until the litigation described below and other uncertainties and conditions are resolved.

        Between July 31, 2002 and September 30, 2002, fifteen class-action lawsuits have been filed against the Company and certain current and former officers and/or directors (collectively, the "Defendants") in the United States District Court for the Northern District of California. The lawsuits allege that the Defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and rule 10b-5 promulgated thereunder by the SEC, by making a series of material misrepresentations as to the financial condition of the Company during the class period of July 31, 2001 to July 19, 2002. Several of the lawsuits further allege violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933. The plaintiffs are generally seeking to recover compensatory damages, costs and expenses incurred, interest and such other relief as the court may deem appropriate. The Company expects that these lawsuits will be consolidated into a single action in the United States District Court for the Northern District of California. Because these lawsuits were only recently filed, the Company is still evaluating the merits of these claims and formulating a defense to these actions.

        The Company is also a nominal defendant in five stockholder derivative lawsuits pending in Superior Court in the County of Santa Clara, California. These lawsuits, which were filed between July 31, 2002 and September 30, 2002, assert derivative claims on behalf of the Company against current and/or former officers and directors of the Company and others. The claims asserted in these lawsuits include insider trading, breach of fiduciary duties, aiding and abetting breaches of fiduciary duties, negligence and professional malpractice, negligent misrepresentation and omission, contribution and indemnification, abuse of control, gross mismanagement, unjust enrichment and breach of contract. These lawsuits seek damages suffered by the Company, treble damages for the sale of shares, costs and expenses of these actions and such other relief as the court may deem appropriate. Because these lawsuits were only recently filed, the Company is still evaluating the merits of these claims and its responsibilities with respect to the lawsuits.

        We have been informed that five shareholders of the Company have sued the Company's independent accountants and the managing underwriter in the Company's initial public offering, in connection with claims relating to the merger of Covalar Technologies Group, Inc. with the Company on February 15, 2002. As of the date of this filing, the Company has not been joined in the matter. The Company agreed to indemnify the underwriter in connection with the Company's initial public offering. Accordingly, there is no assurance that the Company will not sustain any liability as a result of this lawsuit.

RISK FACTORS

RISKS ASSOCIATED WITH OUR BUSINESS

We face risks related to securities litigation and an SEC investigation into our recent restatement of our financial statements.

        Since announcing the accounting and financial inaccuracies in our previously filed financial statements, we have been named as a defendant in fifteen securities class-action lawsuits and as a nominal defendant in five derivative lawsuits. The Securities and Exchange Commission is currently investigating our financial and accounting irregularities. Defending the Company in these actions may result in a significant diversion of management's attention and resources. If the Company is unsuccessful in defending itself in these actions, we may face criminal sanctions and/or significant civil damage awards which could materially impair our liquidity and results of operations.

The restatement of our financial statements and pending securities litigation may raise concerns among our customers regarding our long-term stability. These concerns may adversely affect future sales.

        Customers who purchase our software products make a significant long-term investment in our technology. Our products often become an integral part of each installed fabrication facility and our customers look to us to provide continuing support, enhancements and new versions of our products. Because of the long-term nature of an investment in yield-optimization software, customers are often concerned about the stability of their suppliers. Our restatement and the pending securities litigation may cause current and potential customers concern over our stability and these concerns may cause us to lose sales. Any loss in sales could adversely affect our results of operations, further deepening concern among current and potential customers.

Our restatement and pending securities litigation will make it difficult, if not impossible, to raise additional capital.

        Our pending securities litigation raises substantial uncertainty regarding the financial condition and long term viability of the Company. Until this litigation is resolved, it is unlikely that the Company will be able to raise additional capital.

Although we have an obligation to indemnify our officers and directors and underwriters, we may not have insurance coverage available for this purpose and may be forced to pay these indemnification costs directly.

        Our charter and bylaws require that we indemnify our directors and officers to the fullest extent provided by applicable law. In addition, the Underwriting Agreement with our underwriters for our initial public offering requires us to indemnify the underwriters in certain instances. Although we have purchased directors and officers liability insurance to fund such obligations, we have been notified by our insurance carriers that coverage may not be available. If our insurance carriers are able to deny coverage, we would be forced to bear these indemnification costs directly, which could be substantial and may have an adverse effect on our results of operations and liquidity.

Our stock may be subject to permanent delisting from the Nasdaq National Market.

        In July 2002, we received a Staff Determination Notice from the Nasdaq National Market informing us that our stock may be delisted due to a failure to comply with Nasdaq continued listing standards. We appealed the Nasdaq staff determination in August 2002 and were subsequently notified by Nasdaq that on September 30, 2002, our stock would no longer be listed on the Nasdaq National

Market. Our stock is currently traded in the over-the-counter market or "pink sheets." Stocks trading in this market typically suffer from significantly lower volume (liquidity) and lower share prices.

We currently have only three directors and believe we will have difficulty attracting qualified candidates to serve on our board. Our failure to add additional directors could adversely impact the management of our company, our compliance with securities laws and our Nasdaq listing eligibility.

        Two of our directors recently resigned from the board of directors of the Company, leaving only three directors. We have begun searching for candidates to fill these vacancies. However, in light of the restatement of our financial statements and the pending securities litigation, we believe we will have difficulty attracting qualified individuals to serve on our board. Our inability to attract and retain qualified independent directors may adversely affect the quality of our management and may make it more difficult for us to comply with corporate governance requirements of Nasdaq and those imposed by the Securities and Exchange Commission pursuant to the Sarbanes-Oxley Act of 2002.

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

The semiconductor industry is currently experiencing a downturn and has experienced downturns in the past and any future downturns or prolonged current downturn could adversely affect our revenues and operating results.

        Our business depends in part on the economic health of our customers: IDMs, or integrated device manufacturers, fabless semiconductor companies, and semiconductor equipment OEMs, or original equipment manufacturers. The semiconductor industry is prone to periods of oversupply resulting in significantly reduced capital expenditures, and it is currently experiencing such a downturn. When the industry last experienced a slowdown in 2002, some semiconductor manufacturers postponed or canceled capital expenditures for previously planned expansions or new fabrication facility construction projects, resulting in a substantial decline in worldwide semiconductor capital expenditures.

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

        In each of the years ended March 31, 2002, 2001, and 2000, customers that individually accounted for at least 10% of our revenues together represented 66% (of which 24% was sold through Canon), 61% (of which 18% was sold through Canon) and 44% of our revenues, respectively, and in each of these years, there was substantial change among the companies that represented our largest customers. In the year ended March 31, 2002, sales to four customers accounted for 24%, 18%, 14% and 10%, respectively, of our revenues. The large percentage of revenues derived from a small group of customers has resulted from the relatively large license revenues we recognize upon entering into perpetual licensing agreements, from our current limited sales force, and from the lengthy sales cycle for our products. Because we derive most of our revenues from sales of perpetual licenses and because our existing customers' needs for additional products are based on intermittent events, such as the introduction of new technologies or processes, building of new facilities or the need to increase capacity of existing facilities, our largest customers change substantially from period to period. Delays or failures in selling new licenses to existing or new customers would cause significant period-to-period changes in our operating results, which may result in our failure to meet market expectations. We may also incur significant expense and devote management attention to the pursuit of potentially significant license revenues, but ultimately fail to secure these revenues.

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

We must continually replace the revenues generated from the sale of perpetual licenses and one-time orders to maintain and grow our business.

        Over the past year, we have generated the bulk of our revenues from the sale of perpetual licenses and one-time customer orders. These licenses and orders produce large amounts of revenues in the periods in which the license fees are recognized and are not necessarily indicative of a commensurate level of revenues from the same customers in future periods. Achieving period-to-period growth will depend significantly on our ability to expand the number of users of our products within our customers' organizations, license additional software to our customers and attract new customers. We may not be successful in these sales efforts and, consequently, revenues in any future period may not match that of prior periods.

Our operating results may fluctuate significantly and any failure to meet financial expectations may disappoint investors and could cause our stock price to decline.

        Historically, our quarterly operating results have fluctuated and we expect them to continue to fluctuate in the future due to a variety of factors, many of which are outside of our control. Because of our current limited sales force, the lengthy sales cycle of our products and the intermittent needs of customers, we derive our revenues primarily from a relatively small number of large transactions in any given operating period. Accordingly, the timing of large orders has significantly affected, and will continue to significantly affect, quarterly operating results. In addition to the previously discussed risk resulting from our restatement of previously issued financial statements, factors that could cause our revenues and operating results to vary from period to period include:

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

We may continue to experience losses in the future.

        We will need to continue to generate new sales while controlling our costs and we may not be able to successfully generate enough revenues to cover our expenses. We anticipate that our expenses may increase in the next twelve months as we:

  •
  increase our direct sales and marketing personnel and activities;

  •
  develop our technology, expand our existing product lines and create additional software modules for our products;

  •
  develop additional strategic alliances with third-party providers of semiconductor design, fabrication and test solutions;

  •
  implement additional internal systems, develop additional infrastructure and hire additional management; and

  •
  pay professional fees and other costs related to litigation matters.

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

We may incur non-cash charges resulting from acquisitions and equity issuances, which could harm our operating results.

        We will continue to incur charges to reflect amortization and any impairment of identified intangible assets acquired in connection with our acquisitions of FabCentric, Covalar and DYM, and we may make other acquisitions or issue additional stock or other securities in the future that could result in further accounting charges. In addition, a new standard for accounting for goodwill acquired in a business combination has recently been adopted. This new standard requires recognition of goodwill as an asset but does not permit amortization of goodwill. Instead goodwill must be separately tested for impairment. As a result, our goodwill amortization charges ceased for acquisitions subsequent to July 1, 2001. However, in the future, we may incur less frequent, but potentially larger, impairment charges related to the goodwill already recorded, as well as goodwill arising out of any future acquisitions. Current and future accounting charges like these could result in significant losses and delay our achievement of net income.

Our cost reduction initiatives may adversely affect the morale and performance of our personnel and our ability to hire new personnel.

        In connection with our effort to streamline operations, reduce costs and bring our staffing and structure in line with industry standards, we restructured our organization on September 27, 2002, with substantial reductions in our workforce. There have been and may continue to be substantial costs associated with the workforce reductions, including severance and other employee-related costs, and our restructuring plan may yield unanticipated consequences, such as attrition beyond our planned reduction in workforce. As a result of these reductions, our ability to respond to unexpected challenges may be impaired and we may be unable to take advantage of new opportunities.

        In addition, many of the employees who were terminated possessed specific knowledge or expertise that may prove to have been important to our operations. In that case, their absence may create significant difficulties. This personnel reduction may also subject us to the risk of litigation, which may adversely impact our ability to conduct our operations and may cause us to incur significant expense.

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

        Sales to customers located outside the United States accounted for approximately 30%, 31% and 13% of our revenues in the years ended March 31, 2002, 2001 and 2000, respectively. We anticipate that sales to customers located outside the United States will represent a significant portion of our total revenues in future periods. In addition, many of our customers rely on third-party foundries operating outside of the United States. Accordingly, our operations and revenues are subject to a number of risks associated with foreign commerce, including the following:

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

  Foreign Exchange Risk

        Our sales are primarily denominated in US dollars and, as a result, we have relatively little exposure to foreign currency exchange risk with respect to revenues. Our sales through our Japanese subsidiaries, which represented approximately 11.8% of total revenues for the year ended March 31, 2002, are denominated in yen. A 10% adverse change in yen exchange rates would not have had material impact on revenues for the year ended March 31, 2002. Additionally, our exposure to foreign exchange rate fluctuations arises in part from inter-company accounts which can be denominated in the functional currency of the foreign subsidiary. As exchange rates vary when the accounts are translated, results may vary from expectations and adversely impact earnings. The effect of foreign exchange rate fluctuations for the fiscal 2002 was not material.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements

Consolidated Financial Statements:
Report of Independent Accountants	42
Consolidated Statements of Operations for each of the three years in the period ended March 31, 2002, as restated	43
Consolidated Balance Sheets at March 31, 2002 and 2001, as restated	44
Consolidated Statements of Cash Flows for each of the three years in the period ended March 31, 2002, as restated	45
Consolidated Statements of Stockholders' Equity (Deficit) for each of the three years in the period ended March 31, 2002, as restated	46
Notes to Consolidated Financial Statements, as restated	47
Financial Statement Schedules:
All schedules are omitted because they are not applicable or the required Information is shown in the Consolidated Financial Statements or Notes thereto.
Supplementary Financial Data:
Quarterly Financial Data (unaudited) for the two years ended March 31, 2002, as restated	74

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

As indicated in Note 3 to these consolidated financial statements, the Company has restated its consolidated financial statements as of and for the years ended March 31, 2002 and 2001.

PricewaterhouseCoopers LLP

San Jose, California
November 4, 2002

HPL Technologies, Inc.
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Year ended March 31,
	2002	2001	2000
	(As restated)	(As restated)
Revenues:
Software licenses	$1,614	$3,159	$3,039
Consulting services, maintenance and other	2,899	1,156	665

Total revenues	4,513	4,315	3,704

Cost of revenues:
Software licenses	587	133	9
Consulting services, maintenance and other (1)	507	243	259

Total cost of revenues	1,094	376	268

Gross profit	3,419	3,939	3,436

Operating expenses:
Research and development (1)	6,118	3,349	2,851
Sales, general and administrative (1)	9,285	4,329	3,155
Stock-based compensation	3,547	2,369	580
Amortization of intangible assets	294	137	148

Total operating expenses	19,244	10,184	6,734

Loss from operations	(15,825)	(6,245)	(3,298)
Interest income (expense) and other, net	908	(190)	(248)

Net loss	$(14,917)	$(6,435)	$(3,546)

Net loss per share—basic and diluted:	$(0.62)	$(0.37)	$(0.21)

Shares used in per share calculations—basic and diluted:	24,038	17,496	17,068

(1) Excludes the following stock-based compensation charges:
Cost of revenues	$39	$60	$2
Research and development	692	296	96
Sales, general and administrative	2,816	2,013	482

	$3,547	$2,369	$580

The accompanying notes are an integral part of these consolidated financial statements.

HPL Technologies, Inc.
Consolidated Balance Sheets
(In thousands, except per share data)

	March 31,
	2002	2001
	(As restated)	(As restated)
ASSETS
Current assets:
Cash and cash equivalents	$32,798	$989
Short-term investments	14,311	—
Accounts receivable, net of allowances of $100 and $163, respectively	1,212	2,472
Unbilled accounts receivable	783	—
Prepaid expenses and other current assets	3,870	1,278

Total current assets	52,974	4,739
Property and equipment, net	3,147	478
Goodwill	42,040	—
Other intangible assets, net	2,701	32
Other assets	446	206

Total assets	$101,308	$5,455

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$2,570	415
Accrued liabilities	5,755	1,695
Deferred revenue	7,893	8,236
Capital lease obligations—current portion	194	62
Convertible debenture	1,500	1,500

Total current liabilities	17,912	11,908
Capital lease obligations—net of current portion	280	95
Note payable	—	200
Other liabilities	800	—

Total liabilities	18,992	12,203

Contingencies and Commitments (Notes 9 and 17)
Stockholders' equity (deficit):
Preferred stock, $0.001 par value, 10,000 shares authorized, no shares issued and outstanding at March 31, 2002 and 2001	—	—
Common stock, $0.001 par value; 75,000 shares authorized; 29,400 and 17,828 shares issued and outstanding at March 31, 2002 and 2001	29	18
Additional paid-in capital	112,369	5,715
Deferred stock-based compensation	(4,017)	(1,512)
Accumulated deficit	(25,886)	(10,969)
Accumulated other comprehensive loss	(179)	—

Total stockholders' equity (deficit)	82,316	(6,748)

Total liabilities and stockholders' equity (deficit)	$101,308	$5,455

The accompanying notes are an integral part of these consolidated financial statements.

HPL Technologies, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year ended March 31,
	2002	2001	2000
	(As restated)	(As restated)
Cash flows from operating activities:
Net loss	$(14,917)	$(6,435)	$(3,546)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	779	463	456
Allowance for doubtful accounts	(63)	163	—
Accreted interest expense	25	70	99
Stock-based compensation	3,547	2,369	580
Loss on disposal of property and equipment	—	92	—
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	1,806	740	(3,185)
Unbilled accounts receivable	(393)	—	—
Prepaid expenses and other current assets	(2,472)	(270)	(140)
Other assets	(64)	—	(10)
Accounts payable	(261)	152	(202)
Accrued liabilities	607	(29)	1,273
Other liabilities	(344)	—	—
Deferred revenue	(662)	4,638	2,969

Net cash provided by (used in) operating activities	(12,412)	1,953	(1,706)

Cash flows from investing activities:
Acquisition of property and equipment	(633)	(120)	(48)
Issuance of notes receivable	(3,045)	(750)	—
Repayment of notes receivable	2,745	—	—
Acquisitions, net of cash acquired	(12,095)	—	—
Purchases of marketable securities	(14,360)	—	—

Net cash used in investing activities	(27,388)	(870)	(48)

Cash flows from financing activities:
Proceeds from issuance of notes payable and line of credit	84	—	595
Repayments of notes payable and line of credit	(284)	(220)	(175)
Proceeds from issuance of convertible debenture	—	—	1,500
Issuance (redemption) of common stock	69,048	45	(244)
Principal payments on capital lease obligations	(144)	(97)	(76)
Amounts received from HPL's former Chief Executive Officer	3,035	—	—

Net cash provided by (used in) financing activities	71,739	(272)	1,600

Effect of exchange rate changes on cash and cash equivalents	(130)	—	—

Net increase (decrease) in cash and cash equivalents	31,809	811	(154)
Cash and cash equivalents at beginning of period	989	178	332

Cash and cash equivalents at end of period	$32,798	$989	$178

Supplemental disclosures of cash flow information:
Interest paid	$202	$147	$110
Income taxes paid	$793	$—	$—
Acquisition of property and equipment under capital lease obligations	$461	$—	$173
Issuance of common stock and options assumed in connection with acquisitions	$33,592	$—	$61

The accompanying notes are an integral part of these consolidated financial statements.

HPL Technologies, Inc.
Consolidated Statements of Stockholders' Equity (Deficit)
(In thousands)

	Common stock					Accumulated other comprehensive loss	Total stockholders' equity (deficit)
			Additional paid-in capital	Deferred stock-based compensation	Accumulated deficit
	Shares	Amount
Balances as of March 31, 1999	16,854	$17	$995	$(48)	$(771)	$—	$193
Issuance of stock options to employees	—	—	1,085	(1,085)	—	—	—
Issuance of stock options to non-employees	—	—	47	(47)	—	—	—
Stock-based compensation	—	—	—	580	—	—	580
Issuance of warrants	—	—	229	—	—	—	229
Issuance of common stock in connection with SDT acquisition	517	1	60	—	—	—	61
Escrow release of stock-based compensation shares	—	—	326	(326)	—	—	—
Redemption of common stock	(128)	(1)	(26)	—	(217)	—	(244)
Net loss	—	—	—	—	(3,546)	—	(3,546)

Balances as of March 31, 2000	17,243	17	2,716	(926)	(4,534)	—	(2,727)
Issuance of common stock upon exercise of stock options	585	1	44	—	—	—	45
Issuance of stock options to employees	—	—	1,683	(1,683)	—	—	—
Escrow release of stock-based compensation shares	—	—	1,272	(1,272)	—	—	—
Stock-based compensation	—	—	—	2,369	—	—	2,369
Net loss (as restated—see Note 3)	—	—	—	—	(6,435)		(6,435)

Balances as of March 31, 2001 (as restated)	17,828	18	5,715	(1,512)	(10,969)	—	(6,748)
Components of comprehensive loss:
Net loss (as restated—see Note 3)	—	—	—	—	(14,917)	—	(14,917)
Unrealized loss on available for sale securities	—	—	—	—	—	(49)	(49)
Foreign currency translation adjustment	—	—	—	—	—	(130)	(130)

Total comprehensive loss							(15,096)

Issuance of stock options to employees	—	—	3,863	(3,863)	—	—	—
Issuance of stock options to non-employees	—	—	162	—	—	—	162
Stock-based compensation	—	—	—	3,385	—	—	3,385
Issuance of common stock in public offering and exercise of options	9,387	9	69,039	—	—	—	69,048
Issuance of common stock and options assumed in connection with acquisitions	2,185	2	33,590	(2,027)	—	—	31,565

Balances as of March 31, 2002 (as restated)	29,400	$29	$112,369	$(4,017)	$(25,886)	$(179)	$82,316

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—AS RESTATED

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

        The Company has funded its losses from operations principally through its July 2001 initial public offering and debt financing. Management believes the Company has sufficient cash, cash equivalents and short-term investments to fund its operations through at least March 31, 2003. Future capital requirements will be affected by slow or diminished revenue growth, additional research and development and sales and marketing costs, and higher general and administrative costs, including costs related to the litigation matters described in Note 17. In the event the Company needs to raise capital, there is no assurance that funds would be available to the Company or, if available, under terms that would be acceptable to the Company. The Company does not believe it will be able to raise additional capital until the litigation and other uncertainties described in Note 17 are resolved.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, AS RESTATED

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

Revenue recognition

        The Company recognizes revenue in accordance with the provisions of Statement of Position ("SOP") 97-2, "Software Revenue Recognition," as amended by SOP 98-4, SOP 98-9 and Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" issued by the Securities and Exchange Commission. The Company's revenues are primarily derived from three sources: (i) software license revenue, derived primarily from sales to end users and original equipment manufacturers on a per installation basis; (ii) maintenance revenue, derived primarily from providing post-contract customer support and software updates to end users; and (iii) consulting services revenues derived from providing design and test services, training and consulting services to end users.

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

        The Company also derives revenues from the sale of its software licenses, maintenance and post-contract support services through distributors. Revenues from sales made through distributors which have return rights are recognized when the distributors have sold the software licenses or service to their customers and the criteria for revenue recognition under SOP 97-2, as amended, are met. Revenues from maintenance and post-contract support services sold through distributors are recognized ratably over the contractual period.

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

Cash, cash equivalents and short-term investments

        The Company invests its excess cash in debt instruments of the US Government and its agencies, and high-quality corporate issuers. The Company considers all highly liquid investments with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents. Short-term investments are classified as securities available-for-sale and are reported at fair value based on quoted market prices as of the balance sheet date. Realized gains or losses and declines in value judged to be other than temporary, if any, are determined on the specific identification method and are reflected in other income or loss. Net unrealized gains or losses, net of tax, are recorded directly in stockholders' equity (deficit).

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

        Depreciation expense totaled $485,000, $326,000 and $308,000 for the years ended March 31, 2002, 2001, and 2000, respectively.

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

Foreign currency translations

        The functional currency for the Company's international subsidiaries are the local currencies. These international subsidiaries' financial statements are translated to United States dollars using period-end rates of exchange for assets and liabilities, and the average rates of exchange for the year for revenues and expenses. Translation gains (losses) are recorded in accumulated other comprehensive income (loss) in stockholders' equity (deficit). Net gains and losses resulting from foreign exchange transactions are included in other income (loss), net and were not significant in any of the periods presented.

Income taxes

        Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is recorded to reduce deferred tax assets to an amount whose realization is more likely than not.

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

Concentration of credit risk, as restated

        Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents and short-term investments, accounts receivable and unbilled receivables. Cash, cash equivalents and short-term investments are managed by three financial institutions that management believes are credit worthy.

        The Company performs ongoing credit evaluations of its customers' financial condition, generally requires no collateral from its customers and maintains allowances for potential credit losses.

        At March 31, 2002, receivables from the Company's Japanese distributor, two domestic customers and an international customer accounted for 12%, 38% and 27% of accounts receivable and unbilled receivables combined, respectively. At March 31, 2001, the Company's Japanese distributor and a domestic customer accounted for 61% and 23% of accounts receivable, respectively. (See Note 17)

Accumulated other comprehensive loss

        Accumulated other comprehensive loss consists of gains and losses that are not recorded in the statements of operations but instead are recorded directly to stockholders' equity (deficit). The Company's components of accumulated other comprehensive loss include net unrealized losses on available-for-sale securities and the cumulative foreign currency translation adjustment.

Net loss per share, as restated

        Basic and diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period, less shares outstanding that are subject to repurchase. The calculation of diluted net loss per share excludes shares of potential common stock if their effect is anti-dilutive. Potential common stock consists of shares of common stock that are incremental common shares issuable upon the exercise of stock options and warrants, computed using the treasury stock method, and shares issuable upon conversion of the convertible debenture, computed using the if-converted method. The following table presents the calculation of net loss per common share—basic and diluted (in thousands, except per share information):

	Years ended March 31,
	2002	2001	2000
	(As restated)	(As restated)
Numerator:
Net loss	$(14,917)	$(6,435)	$(3,546)

Denominator:
Weighted average common shares outstanding—basic and diluted	24,038	17,496	17,068

Net loss per common share—basic and diluted	$(0.62)	$(0.37)	$(0.21)

        The total number of shares excluded from the calculation of diluted net loss per share are detailed in the table below (in thousands):

	March 31,
	2002	2001	2000
	(As restated)	(As restated)
Outstanding stock options	7,782	9,128	9,542
Convertible debenture	1,032	1,032	1,032
Shares issuable under warrants	121	175	221
Shares held in escrow	—	—	170
Contingent shares issuable to former Covalar shareholders	600	—	—

Total	9,535	10,335	10,965

Recent accounting pronouncements

        In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The provisions of SFAS No. 141 have been adopted as of July 1, 2001 and did not have a significant impact on the Company's consolidated financial statements.

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

NOTE 3. RESTATEMENT OF FINANCIAL STATEMENTS

        On July 19, 2002, the Company announced that the Audit Committee had initiated an investigation into a number of accounting irregularities involving revenue reported during prior periods. The purpose of this investigation was to determine the scope and magnitude of these accounting irregularities and identify any necessary corrections to be made to the Company's previously issued consolidated financial statements. The Company also announced a number of changes to its executive management team. As a result of the internal accounting investigation, the Company's consolidated balance sheets as of March 31, 2002 and 2001 and consolidated statements of operations, cash flows and stockholders' equity (deficit) for the years ended March 31, 2002 and 2001 are presented on a restated basis.

        The Audit Committee's investigation into financial and accounting irregularities involving revenue reported identified a number of fictitious transactions for which the Company previously recorded revenue in the years ended March 31, 2002 and 2001. In addition, the investigation uncovered that documents initially considered by the Company in determining the appropriate accounting for transactions were altered from their original form to exclude certain terms and conditions. These terms and conditions provided customers with rights of return and commitments with respect to integration and installation of our products and the delivery of future functionality. The Company has reviewed these transactions in light of these additional terms and conditions and the Company's revenue recognition policy, and either revised the periods for which revenue was recognized in these financial statements or deferred the recognition of revenue to future periods.

        As a result of the items noted above, the Company has identified that the previously reported revenues for the years ended March 31, 2002 and 2001 were overstated by approximately $29.8 million and $1.6 million related to fictitious transactions, and $2.8 million and $7.5 million related to improper revenue recognition due to altered supporting documents used to support the previous timing of revenue recognition, respectively. As a result of the adjustments necessary to correct the above irregularities, the Company has also deferred previously expensed costs of goods sold directly related to revenue deferred. The Company also revised the provisions for income taxes that were previously recorded in the consolidated financial statements. The tax related adjustments affected various asset and liability accounts and stockholders' equity for amounts previously recorded for tax benefits from stock options.

        During the year ended March 31, 2002, the Company sold $3.2 million of software to its Japanese distributor and then immediately repurchased the software through its Japanese subsidiary for $3.2 million. In addition, the Company paid its distributor $950,000 related to this transaction. The restated financial statements reflect the reversal of the software sale and a further reduction to revenue of $950,000 relating to the payment the Company made to its Japanese distributor.

        The Company's investigation also identified approximately $13.0 million, included in altered bank statements and purported to represent proceeds from the collection of accounts receivable related to the fictitious sales transactions, recorded as cash in prior periods. These amounts were determined to be fictitious and therefore eliminated from cash in the appropriate balance sheets.

        During the year ended March 31, 2002, the former Chief Executive Officer of the Company deposited approximately $3,035,000 into the Company's bank accounts which were purported to have represented proceeds for the payment of accounts receivable related to fictitious sales transactions. An additional $1,300,000 was deposited by this individual for this purpose in June 2002. The revenue on these transactions have been eliminated in the restated financial statements and the amounts received have been reflected in accrued liabilities.

        During 2001, the Company sold certain software and maintenance to a company for approximately $300,000 and recognized the revenue on this transaction. On or about the same time as agreeing to sell software to this company, HPL agreed to buy software from that company. During 2002, HPL purchased $500,000 of software in one transaction and $200,000 in another transaction from this same company. HPL originally capitalized the $500,000 purchase and expensed the $200,000 purchase. The Company has determined that the software purchased has never been used by the Company. In addition, the Company believes the sale of software to the company, and the purchase of software from the company were negotiated at approximately the same time. As such, the restated financial statements reflect no revenue recorded on this transaction in the year ended March 31, 2001, with the cash received of $300,000 being reflected in accrued liabilities at March 31, 2001, and a net expense of $400,000 in the year ended March 31, 2002. (See Note 11)

        The following are the reconciliations of the Company's results of operations, financial position and cash flows from financial statements previously filed to these restated and reclassified financial statements (in thousands, except per share data):

HPL TECHNOLOGIES, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands, except per share data)

Year Ended March 31, 2002

	As Previously Reported	Adjustments	As Restated
Revenues:
Software licenses	$30,343	$(28,729)	$1,614
Consulting services, maintenance and other	6,811	(3,912)	2,899

Total revenues	37,154	(32,641)	4,513

Cost of revenues:
Software licenses	802	(215)	587
Consulting services, maintenance and other (1)	2,255	(1,748)	507

Total cost of revenues	3,057	(1,963)	1,094

Gross profit	34,097	(30,678)	3,419

Operating expenses:
Research and development (1)	6,534	(416)	6,118
Selling, general and administrative (1)	9,968	(683)	9,285
Stock-based compensation	3,547	—	3,547
Amortization of intangible assets	294	—	294

Total operating expenses	20,343	(1,099)	19,244

Income (loss) from operations	13,754	(29,579)	(15,825)
Interest income (expense) and other income, net	908	—	908

Income (loss) before income taxes	14,662	(29,579)	(14,917)
Provision for income taxes	7,918	(7,918)	—

Net income (loss)	$6,744	$(21,661)	$(14,917)

Net income (loss) per share:
Basic	$0.28		$(0.62)

Diluted	$0.21		$(0.62)

Shares used in computing per share amounts:
Basic	24,038		24,038

Diluted	32,853		24,038

(1) Excludes the following stock-based compensation charges:
Cost of revenues	$39		$39
Research and development	692		692
Selling, general and administrative	2,816		2,816

	$3,547		$3,547

HPL TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEET
(in thousands, except share and per share data)

March 31, 2002

	As Previously Reported	Cumulative Effect of Prior Year Adjustments	Adjustments	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$45,821	$—	$(13,023)	$32,798
Short-term investments	14,311	—	—	14,311
Accounts receivable, net of allowance of $100	16,475	(2,356)	(12,907)	1,212
Unbilled accounts receivable	783	—	—	783
Prepaid expenses and other current assets	2,179	307	1,384	3,870

Total current assets	79,569	(2,049)	(24,546)	52,974
Property and equipment, net	3,691	—	(544)	3,147
Goodwill	42,904	—	(864)	42,040
Intangible assets, net	2,701	—	—	2,701
Other assets	2,334	—	(1,888)	446

Total assets	$131,199	$(2,049)	$(27,842)	$101,308

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,468	$—	$102	$2,570
Accrued liabilities	2,613	650	2,492	5,755
Income tax payable	2,743	(1,552)	(1,191)	—
Deferred revenue	2,574	5,829	(510)	7,893
Capital lease obligations—current portion	194	—	—	194
Convertible debenture	1,500	—	—	1,500

Total current liabilities	12,092	4,927	893	17,912
Capital lease obligations—net of current portion	280	—	—	280
Other liabilities	1,857	—	(1,057)	800

Total liabilities	14,229	4,927	(164)	18,992

Stockholders' equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, no shares issued and outstanding	—	—	—	—
Common stock, $0.001 par value; 75,000 shares authorized; 29,400 shares issued and outstanding	29	—	—	29
Additional paid-in capital	118,706	—	(6,337)	112,369
Deferred stock-based compensation	(4,017)	—	—	(4,017)
Retained earnings (accumulated deficit)	2,751	(6,976)	(21,661)	(25,886)
Accumulated other comprehensive loss	(499)	—	320	(179)

Total stockholders' equity	116,970	(6,976)	(27,678)	82,316

Total liabilities and stockholders' equity	$131,199	$(2,049)	$(27,842)	$101,308

HPL TECHNOLOGIES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)

Year ended March 31, 2002

	As Previously Reported	Adjustments	As Restated
Cash flows from operating activities:
Net income (loss)	$6,744	$(21,661)	$(14,917)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	904	(125)	779
Allowance for doubtful accounts	361	(424)	(63)
Accreted interest expense	25	—	25
Deferred taxes	(46)	46	—
Tax benefit from stock options	6,337	(6,337)	—
Stock-based compensation	3,547	—	3,547
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(10,715)	12,521	1,806
Unbilled accounts receivable	(393)	—	(393)
Prepaid expenses and other current assets	(1,696)	(776)	(2,472)
Other assets	(523)	459	(64)
Accounts payable	(363)	102	(261)
Accrued liabilities	799	(192)	607
Income taxes payable	1,191	(1,191)	—
Other liabilities	—	(344)	(344)
Deferred revenue	(1,537)	875	(662)

Net cash provided by (used in) operating activities	4,635	(17,047)	(12,412)

Cash flows from investing activities:
Acquisition of property and equipment	(1,302)	669	(633)
Issuance of notes receivable	(3,045)	—	(3,045)
Repayment of notes receivable	2,745	—	2,745
Acquisitions, net of cash acquired	(12,095)	—	(12,095)
Purchases of marketable securities	(14,360)	—	(14,360)

Net cash used in investing activities	(28,057)	669	(27,388)

Cash flows from financing activities:
Proceeds from issuance of notes payable and line of credit	84	—	84
Repayment of notes payable and line of credit	(284)	—	(284)
Issuance of common stock	69,048	—	69,048
Principal payments on capital lease obligations	(144)	—	(144)
Amounts received from former Chief Executive Officer	—	3,035	3,035

Net cash provided by financing activities	68,704	3,035	71,739

Effect of exchange rate changes on cash and cash equivalents	(450)	320	(130)

Net increase (decrease) in cash and cash equivalents	44,832	(13,023)	31,809
Cash and cash equivalents at beginning of period	989	—	989

Cash and cash equivalents at end of period	$45,821	$(13,023)	$32,798

Supplemental disclosures of cash flow information:
Interest paid	$202		$202
Income taxes paid	$793		$793
Acquisition of property and equipment under capital lease obligations	$461		$461
Issuance of common stock and options assumed in connection with acquisitions	$33,592		$33,592

HPL TECHNOLOGIES, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands, except per share data)

Year Ended March 31, 2001

	As Previously Reported	Adjustments	As Restated
Revenues:
Software licenses	$10,908	$(7,749)	$3,159
Consulting services, maintenance and other	2,511	(1,355)	1,156

Total revenues	13,419	(9,104)	4,315

Cost of revenues:
Software licenses	133	—	133
Consulting services, maintenance and other (1)	916	(673)	243

Total cost of revenues	1,049	(673)	376

Gross profit	12,370	(8,431)	3,939

Operating expenses:
Research and development (1)	3,381	(32)	3,349
Selling, general and administrative (1)	4,329	—	4,329
Stock-based compensation	2,369	—	2,369
Amortization of intangible assets	137	—	137

Total operating expenses	10,216	(32)	10,184

Income (loss) from operations	2,154	(8,399)	(6,245)
Interest income (expense) and other income, net	(190)	—	(190)

Income (loss) before income taxes	1,964	(8,399)	(6,435)
Provision for income taxes	1,423	(1,423)	—

Net income (loss)	$541	$(6,976)	$(6,435)

Net income (loss) per share:
Basic	$0.03		$(0.37)

Diluted	$0.02		$(0.37)

Shares used in computing per share amounts:
Basic	17,496		17,496

Diluted	27,831		17,496

(1) Excludes the following stock-based compensation charges:
Cost of revenues	$60		$60
Research and development	296		296
Selling, general and administrative	2,013		2,013

	$2,369		$2,369

HPL TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

March 31, 2001

	As Previously Reported	Adjustments	As Restated
Assets
Current assets:
Cash and cash equivalents	$989	$—	$989
Accounts receivable, net of allowance of $163	4,828	(2,356)	2,472
Prepaid expenses and other current assets	971	307	1,278

Total current assets	6,788	(2,049)	4,739
Property and equipment, net	478	—	478
Intangible assets, net	32	—	32
Other assets	206	—	206

Total assets	$7,504	$(2,049)	$5,455

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$415	$—	$415
Accrued liabilities	1,045	650	1,695
Income tax payable	1,552	(1,552)	—
Defered revenue	2,407	5,829	8,236
Capital lease obligations—current portion	62	—	62
Convertible debenture	1,500	—	1,500

Total current liabilities	6,981	4,927	11,908
Capital lease obligations—net of current portion	95	—	95
Notes payable	200	—	200

Total liabilities	7,276	4,927	12,203

Stockholders' equity (deficit):
Preferred stock, $0.001 par value, 10,000 shares authorized, no shares issued and outstanding	—	—	—
Common stock, $0.001 par value; 75,000 shares authorized; 17,828 shares issued	18	—	18
Additional paid-in capital	5,715	—	5,715
Deferred stock-based compensation	(1,512)	—	(1,512)
Accumulated deficit	(3,993)	(6,976)	(10,969)

Total stockholders' equity (deficit)	228	(6,976)	(6,748)

Total liabilities and stockholders' equity (deficit)	$7,504	$(2,049)	$5,455

HPL TECHNOLOGIES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)

Year ended March 31, 2001

	As Previously Reported	Adjustments	As Restated
Cash flows from operating activities:
Net income (loss)	$541	$(6,976)	$(6,435)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	463	—	463
Allowance for doubtful accounts	163	—	163
Accreted interest expense	70	—	70
Deferred taxes	(129)	129	—
Stock-based compensation	2,369	—	2,369
Loss on disposal of property and equipment	92	—	92
Changes in assets and liabilities:
Accounts receivable	(1,616)	2,356	740
Prepaid expenses and other current assets	166	(436)	(270)
Accounts payable	152	—	152
Accrued liabilities	(679)	650	(29)
Income taxes payable	1,552	(1,552)	—
Deferred revenue	(1,191)	5,829	4,638

Net cash provided by operating activities	1,953	—	1,953

Cash flows from investing activities:
Acquisition of property and equipment	(120)	—	(120)
Issuance of notes receivable	(750)	—	(750)

Net cash used in investing activities	(870)	—	(870)

Cash flows from financing activities:
Repayment of notes payable and line of credit	(220)	—	(220)
Issuance of common stock	45	—	45
Principal payments on capital lease obligations	(97)	—	(97)

Net cash used in financing activities	(272)	—	(272)

Net increase in cash and cash equivalents	811	—	811
Cash and cash equivalents at beginning of period	178	—	178

Cash and cash equivalents at end of period	$989	$—	$989

Supplemental disclosures of cash flow information:
Interest paid	$147		$147

NOTE 4. BUSINESS COMBINATIONS, AS RESTATED

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

        The purchase price is summarized as follows (in thousands):

Fair market value of common stock	$8,032
Fair market value of options assumed	223
Acquisition related costs	250

Total consideration	$8,505

        The purchase price allocation is as follows (in thousands, as restated):

Tangible assets acquired	$685
Intangible assets acquired	660
Deferred compensation	106
Goodwill	10,750
Liabilities assumed	(3,696)

Total	$8,505

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

        The purchase price is summarized as follows (in thousands):

Cash	$10,000
Fair market value of common stock	20,531
Fair market value of options assumed	4,806
Acquisition related costs	675

Total	$36,012

        The allocation of the preliminary purchase price to assets acquired and liabilities assumed is as follows (in thousands, as restated):

Tangible assets acquired	$3,882
Intangible assets acquired	2,330
Deferred compensation	1,921
Goodwill	31,209
Liabilities assumed	(2,187)
Unfavorable leases assumed	(1,143)

Total	$36,012

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

        The following unaudited pro forma revenues, net loss and net loss per share data for the years ended March 31, 2002 and 2001 are based on the respective historical financial statements of the Company, Tyecin, FabCentric, and Covalar. The pro forma data reflects the consolidated results of operations as if the mergers with Tyecin, FabCentric and Covalar occurred at the beginning of each of the years indicated and includes the amortization of intangible assets and deferred compensation. The pro forma financial data presented are not necessarily indicative of the Company's results of operations that might have occurred had the transactions been completed at the beginning of the years specified, and do not purport to represent what the Company's consolidated results of operations might be for any future period.

(Unaudited Pro Forma)
(in thousands except for per share data)

	Years Ended March 31,
	2002	2001
	(As restated)	(As restated)
Revenues	$12,105	$15,682
Net loss	$(23,372)	$(9,496)
Net loss per share—basic and diluted	$(0.87)	$(0.48)
Shares used in computing per share amounts—basic and diluted	26,788	19,681

NOTE 5. PROPERTY AND EQUIPMENT, AS RESTATED

        Property and equipment consists of the following (in thousands):

	March 31,
	2002	2001
	(As restated)
Computers, equipment and other	$2,221	$648
Furniture and fixtures	782	12
Leasehold improvements	603	215
Leased equipment and furniture	770	347

	4,376	1,222
Less: Accumulated depreciation	(1,229)	(744)

	$3,147	$478

        At March 31, 2002 and 2001, accumulated depreciation on the leased property and equipment was $292,000 and $187,000, respectively.

NOTE 6. ACCRUED LIABILITIES, AS RESTATED

        Accrued liabilities consist of the following (in thousands):

	March 31,
	2002	2001
	(As restated)	(As restated)
Payroll and related expenses	$588	$554
Professional fees	638	311
Other accrued expenses	1,494	830
Amounts received from HPL's former Chief Executive Officer (see Note 11)	3,035	—

	$5,755	$1,695

        Included in payroll and related expenses are interest and penalties of zero and $364,000 as of March 31, 2002 and 2001, respectively, related to the late payment of payroll withholding taxes to various governmental agencies.

NOTE 7. LOANS PAYABLE

        The Company has a revolving line of credit agreement with a bank, under which it may borrow up to $100,000. The revolving line of credit bears interest at the rate of prime plus 2.5% and is renewable annually. As a condition to this facility, the Company agreed not to incur or assume any new indebtedness for borrowed money or acquire or sell assets outside of the normal course of business without the bank's written consent. In March 2001, the Company repaid the outstanding principal balance and accrued interest totaling $103,000. As of March 31, 2002, there was no outstanding balance and the line of credit will expire unless renewed on June 24, 2003.

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

NOTE 8. CONVERTIBLE DEBENTURE

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

NOTE 9. COMMITMENTS

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

NOTE 10. CAPITAL STOCK

Common stock

        The Company has reserved the following shares of authorized but unissued common stock for future issuance (in thousands):

	March 31,
	2002	2001
Conversion of outstanding convertible debenture (Note 8)	1,032	1,032
Exercise of warrants (Note 7)	138	220
Stock option plan	11,845	9,614
Employee stock purchase plan	647	—
Other non-qualified stock options	—	1,632

	13,662	12,498

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

        Prior to the adoption of the Plan, the Company's subsidiary, HPLI adopted the 1998 Stock Option Plan (the "1998 Plan"). All options outstanding under the 1998 Plan were exchanged for substitute options granted under the Plan in connection with HPLI's merger with the Company. No new options have been granted under the 1998 Plan since that time. HPLI has also granted a stock option to an employee to purchase up to 1,632,000 shares of HPLI common stock at an exercise price of $0.02 per share and were fully vested. This option was exercised in the year ended March 31, 2002.

Employee stock purchase plan

        The 2001 Employee Stock Option Purchase Plan and 2001 Foreign Employee Stock Purchase Plan (the "ESPP") was adopted by the Company's Board of Directors on May 22, 2001. A total of 660,000 shares of common stock may be purchased under the ESPP. Subject to the terms of the ESPP, the number of shares of common stock reserved and available for issuance pursuant to the ESPP will automatically increase on March 1 of each year until and including March 1, 2011 by a number of shares equal to the lesser of (i) 150,000, (ii) one percent of the number of shares of all classes of common stock outstanding on that date of, or (iii) a lesser number determined by the Board of Directors or a committee appointed by the Board of Directors. Qualified employees can elect to have up to 15 percent (30 percent for the Company's employees in the Republic of Armenia) of their annual earnings withheld, up to $25,000 in any calendar year, or portion of a calendar year, included in an offering period. No more than 1,500 shares can be purchased on any purchase date by an individual employee.

        The purchase price of the stock is 85% of the lower of the fair market value at the beginning of the twenty-four month offering period or at the end of each six-month purchase period. For the year ended March 31, 2002, 12,845 shares were issued under the ESPP.

        The following table summarizes information with respect to stock option activity under the Plan:

	2002		2001		2000
Years ended March 31,	Shares (000's)	Weighted Average Exercise Price	Shares (000's)	Weighted Average Exercise Price	Shares (000's)	Weighted Average Exercise Price
Outstanding at beginning of year	7,431	$0.22	8,029	$0.11	6,701	$0.09
Granted	2,222	7.81	558	1.56	1,651	0.19
Exercised	(759)	0.15	(586)	0.08	—	—
Forfeited	(244)	0.10	(570)	0.09	(323)	0.14

Outstanding at end of year	8,650	$2.18	7,431	$0.22	8,029	$0.11

Shares available for grant	3,195

        The following table summarizes information regarding options outstanding and exercisable under the Plan as of March 31, 2002:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding (000's)	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable (000's)	Weighted Average Exercise Price
$0.04 — $0.09	2,176	6.44	$0.08	1,578	$0.08
$0.10	2,720	1.30	0.10	2,040	0.10
$0.12 — $1.17	1,484	7.69	0.46	630	0.42
$1.18 — $12.35	1,632	9.26	5.93	317	3.43
$12.38 — $13.87	613	9.77	12.56	—	—
$14.33	25	9.97	14.33	—	—

	8,650	5.82	$2.18	4,565	$0.37

        Pro forma information regarding net loss per share as required by SFAS No. 123, as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. The weighted average fair value of options granted for the years ended March 31, 2002, 2001, and 2000 was $6.73, $3.30 and $0.63, respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model and the following weighted average assumptions:

				Employee Stock Purchase Plan
	Stock Options
Years ended March 31,
	2002	2001	2000	2002
Expected volatility	85%	85%	85%	85%
Weighted average risk free interest rate	3.96%	6.00%	5.69%	3.50%
Expected life	5 years	5 years	5 years	0.5 years
Expected dividend yield	—	—	—	—

        If compensation cost had been determined in accordance with SFAS No. 123, net loss and net loss per share would have been changed to the pro forma amounts indicated below:

	Years Ended March 31,
(in thousands, except per share data)
	2002	2001	2000
	(As restated)	(As restated)
Net loss
As reported	$(14,917)	$(6,435)	$(3,546)
Pro forma	$(16,314)	$(7,599)	$(3,846)
Net loss per share—basic and diluted:
As reported	$(0.62)	$(0.37)	$(0.21)
Pro forma	$(0.68)	$(0.43)	$(0.23)

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

NOTE 11. RELATED PARTY, AS RESTATED

        During fiscal 2001, the Company sold certain software and maintenance to a company that is affiliated with a director of HPL for approximately $300,000. As described in Note 3, the Company recognized no revenue in this transaction in the restated fiscal 2001 financial statements. In fiscal 2002, the Company purchased certain unrelated software products from this affiliated company for approximately $700,000. The Company has not deployed the software purchased and therefore expensed the amount paid for such software in the period purchased in its restated financial statements (see Note 3). The Company recognized approximately $8,000 in revenue related to this affiliate in the year ended March 31, 2002 on unrelated transactions.

        In October 2001, the Company acquired all of the outstanding capital stock of Tyecin for approximately $789,000 in cash. At the time of the acquisition, Tyecin was a 90% owned subsidiary of Innotech Corporation. A former director of HPL was the president of Innoquest Corporation and served on the board of directors of Innotech Corporation, the parent corporation to Innoquest Corporation.

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

        In the third quarter of fiscal 2002, the Company advanced to an employee $2,745,000 to pay withholding taxes due upon exercise of a stock option to purchase 1,632,000 shares of the Company's common stock. The loan, which bears interest at a rate of 5% per annum and is due on September 21, 2003, was secured by 1.3 million shares of Company's common stock held by the employee. The principal balance of $2,745,000 and accrued interest were repaid in total during the quarter ended March 31, 2002.

        During fiscal 2002, the former Chief Executive Officer of the Company had deposited approximately $3,035,000 into the Company's bank accounts which were purported to have represented proceeds from the payment of accounts receivable related to the fictitious sales transactions described in Note 3. An additional $1,300,000 was deposited by this individual for this purpose in June 2002. Although these amounts are included in accrued liabilities, the Company does not expect it will be required to repay this sum because the Company believes it has offsetting claims against its former Chief Executive Officer.

        During fiscal 2002, the Company entered into several transactions with Selastar Corporation ("Selastar"), a Japanese company owned by former employees of the Company's Japanese subsidiary and a former member of the Company's board of directors. These transactions included a $5.0 million payment to Selastar of which approximately $3.2 million was paid to Canon in connection with the transaction described in Note 3. Approximately $1.2 million was returned to the Company prior to March 31, 2002. Selastar retained approximately $600,000 as reimbursement of expenses and payment for fixed asset purchases. In addition, the Company paid Selastar approximately $300,000 as reimbursement of expenses in fiscal 2002. The Company also paid Selastar $600,000 of which $545,000 was paid back to the Company and recorded as payments on a fictitious sale transaction. The restated financial statements reflect the reversal of this revenue.

NOTE 12. FAIR VALUE OF FINANCIAL INSTRUMENTS, AS RESTATED

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

        The following is a summary of cash, cash equivalents and short-term investments (in thousands):

	March 31, 2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(As restated)			(As restated)
Checking and savings	$4,563	$—	$—	$4,563
Money market funds	14,719	—	—	14,719
Commercial paper	4,260	1	—	4,261
Corporate debt securities	5,549	1	(6)	5,544
US Government agencies	18,067	—	(45)	18,022

	$47,158	$2	$(51)	$47,109

Included in:
Cash and cash equivalents				$32,798
Short-term investments				14,311

				$47,109

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

NOTE 13. COMPREHENSIVE LOSS, AS RESTATED

        The following is a detail of comprehensive loss:

	For The Years Ended March 31,
(in thousands)
	2002	2001	2000
	(As restated)	(As restated)
Net loss	$(14,917)	$(6,435)	$(3,546)
Cumulative translation adjustment-foreign currency translation losses	(130)	—	—
Unrealized loss on available for sale securities	(49)	—	—

Comprehensive loss	$(15,096)	$(6,435)	$(3,546)

NOTE 14. EMPLOYEE BENEFIT PLAN

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

NOTE 15. INCOME TAXES, AS RESTATED

        The Company's deferred tax assets are as follows (in thousands):

	March 31,
	2002	2001
	(As restated)	(As restated)
Deferred tax assets:
Net operating loss and credit carry forwards	$10,114	$1,567
Other accruals	2,714	631

Gross deferred tax assets	12,828	2,198
Valuation allowance	(11,832)	(2,198)

Net deferred tax assets	$996	$—

Deferred tax liabilities:
Intangible assets	(996)	—

Net deferred tax liabilities	$(996)	$—

        Based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets at March 31, 2002 and 2001 will not be fully realizable. Accordingly, the Company has provided a full valuation allowance against its deferred tax assets as of March 31, 2002 and 2001.

        Reconciliation of the statutory federal income tax to the Company's effective tax is as follows:

	Years Ended March 31,
	2002	2001	2000
	(As restated)	(As restated)
Tax at federal statutory rate	(34.0)%	(34.0)%	(34.0)%
State, net of federal benefit	(5.8)	(7.3)	(0.7)
Other	(4.6)	(6.1)	23.6
Option compensation	9.5	12.5	2.9
Valuation allowance	34.9	34.9	8.2

Provision for income taxes	0.0%	0.0%	0.0%

        At March 31, 2002, the Company had approximately $24.7 million of Federal and $13.9 million of State net operating loss carryforwards available to reduce future taxable income which will begin to expire in 2013 for Federal and 2006 for state tax purposes, respectively.

        The Company has research credit carryforwards of approximately $927,000 and $856,000 for Federal and state income tax purposes, respectively. If not utilized, the Federal carryforward will expire in various amounts beginning in 2013. The state credit can be carried forward indefinitely.

        The Internal Revenue Code of 1986 limits the use of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. In the event the Company has had a change in ownership, utilization of the carryforwards could be restricted.

NOTE 16. SEGMENT AND GEOGRAPHIC INFORMATION, AS RESTATED

        The Company has determined that it has one reportable business segment: the sale of yield optimization software used in the design, fabrication and testing of semiconductors and flat panel displays. The Company has a facility in the Republic of Armenia, which has fixed assets with a net book value of $152,000 as of March 31, 2002, and $75,000 as of March 31, 2001.

        The following is a geographic breakdown of the Company's revenues by destination for the following periods (in thousands):

	Years ended March 31,
	2002	2001	2000
	(As restated)	(As restated)
United States	$3,181	$2,965	$3,235
Japan	666	797	231
France	643	553	—
Rest of the world	23	—	238

	$4,513	$4,315	$3,704

        For the year ended March 31, 2002, the Company derived revenue from four customers which comprised 24%, 18%, 14% and 10% of the Company's total revenues, respectively.

        For the year ended March 31, 2001, the Company derived revenue from four customers which comprised 19%, 18%, 12% and 12% of the Company's total revenues, respectively.

        For the year ended March 31, 2000, the Company derived revenues from three customers which comprised 17%, 15% and 12% of the Company's total revenues, respectively.

NOTE 17. SUBSEQUENT EVENTS, AS RESTATED

Acquisition

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

        The aggregate purchase price was approximately $17.1 million and is summarized as follows (in thousands):

Cash	$2,000
Fair market value of common stock	13,474
Fair market value of options assumed	704
Estimated acquisition related costs	943

Total	$17,121

        The final purchase price allocation will be determined upon finalization of the closing balance sheet and completion of an appraisal and a comprehensive evaluation of the fair value of all assets acquired and liabilities assumed. The preliminary purchase price allocation, which is subject to change based on the Company's final analysis, is as follows (in thousands, as restated):

Tangible assets acquired	$675
Intangible assets acquired	1,300
Deferred compensation	38
Goodwill	16,847
Liabilities assumed	(1,739)

Total	$17,121

        Deferred compensation recorded in connection with the acquisition will be amortized over the remaining term of the options assumed generally less than five years. Acquired intangible assets will be amortized over their estimated useful life of three years. Amounts allocated to goodwill will not be amortized.

Contingencies

        Between July 31, 2002 and September 30, 2002, fifteen class-action lawsuits have been filed against the Company and certain current and former officers and/or directors (collectively, the "Defendants") in the United States District Court for the Northern District of California. The lawsuits allege that the Defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and rule 10b-5 promulgated thereunder by the SEC, by making a series of material misrepresentations as to the financial condition of the Company during the class period of July 31, 2001 to July 19, 2002. Several of the lawsuits further allege violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933. The plaintiffs are generally seeking to recover compensatory damages, costs and expenses incurred, interest and such other relief as the court may deem appropriate. The Company expects that these lawsuits will be consolidated into a single action in the United States District Court for the Northern District of California. Because these lawsuits were only recently filed, the Company is still evaluating the merits of these claims and formulating a defense to these actions.

        The Company is also a nominal defendant in five stockholder derivative lawsuits pending in Superior Court in the County of Santa Clara, California. These lawsuits, which were filed between July 31, 2002 and September 30, 2002, assert derivative claims on behalf of the Company against current and/or former officers and directors of the Company and others. The claims asserted in these lawsuits include insider trading, breach of fiduciary duties, aiding and abetting breaches of fiduciary duties, negligence and professional malpractice, negligent misrepresentation and omission, contribution and indemnification, abuse of control, gross mismanagement, unjust enrichment and breach of contract. These lawsuits seek damages suffered by the Company, treble damages for the sale of shares, costs and expenses of these actions and such other relief as the court may deem appropriate. Because these lawsuits were only recently filed, the Company is still evaluating the merits of these claims and its responsibilities with respect to the lawsuits.

        We have been informed that five shareholders of the Company have sued the Company's independent accountants, and the managing underwriter in the Company's initial public offering, in connection with claims relating to the merger of Covalar Technologies Group, Inc. with the Company on February 15, 2002. As of the date of this filing, the Company has not been joined in the matter. The Company agreed to indemnify the underwriter in connection with the Company's initial public offering. Accordingly, there is no assurance that the Company will not sustain any liability as a result of this lawsuit.

        The aforementioned litigation matters are in the early stages. The Company believes, based in part on advice of legal counsel and other considerations, that no amount should be accrued for these matters under Statement of Financial Accounting Standard No. 5, "Accounting for Contingencies", as the Company is unable to provide an evaluation of the likelihood of an unfavorable outcome or an estimate of the amount or range of potential loss, if any.

        Any resolution of the aforementioned litigation could have a material effect on the Company's financial position, results of operations or cash flows.

Other

        The Company's Japanese distributor, Canon, has notified the Company that they intend to terminate the distributor agreement on March 31, 2003.

Supplementary Financial Data
Quarterly Data (Unaudited)

	For the Quarters Ended
(in thousands, except per share amounts) Year ended March 31, 2002	March 31, 2002	December 31, 2001	September 30, 2001	June 30, 2001
	(As restated)	(As restated)	(As restated)	(As restated)
Revenues	$2,106	$2,534	$(718)	$591
Gross profit (loss)	1,558	2,359	(893)	395
Net loss	(4,401)	(2,166)	(4,439)	(3,911)
Net loss per share—basic and diluted:	$(0.16)	$(0.08)	$(0.20)	$(0.22)
Shares used in computing per share amounts—basic and diluted:	28,437	27,015	22,674	17,836
	For the Quarters Ended
(in thousands, except per share amounts) Year ended March 31, 2001	March 31, 2001	December 31, 2000	September 30, 2000	June 30, 2000
	(As restated)	(As restated)	(As restated)	(As restated)
Revenues	$2,347	$653	$617	$698
Gross profit	2,226	579	597	537
Net loss	(30)	(1,997)	(2,254)	(2,154)
Net loss per share—basic and diluted:	$—	$(0.11)	$(0.13)	$(0.13)
Shares used in computing per share amounts—basic and diluted:	17,828	17,816	17,248	17,095

        The following are reconciliations of our quarterly operating results from unaudited financial information previously filed to this restated financial information (in thousands, except per share data). See Note 3 to consolidated financial statements for description of restatement:

	Three Months Ended March 31, 2002
	As previously Reported	Adjustments	As Restated
Revenues	$13,712	$(11,606)	$2,106
Gross profit	12,600	(11,042)	1,558
Net income (loss)	2,853	(7,254)	(4,401)
Basic net income (loss) per share	$0.10		$(0.16)
Diluted net income (loss) per share	$0.08		$(0.16)
	Three Months Ended December 31, 2001
	As previously Reported	Adjustments	As Restated
Revenues	$10,903	$(8,369)	$2,534
Gross profit	9,819	(7,460)	2,359
Net income (loss)	2,344	(4,510)	(2,166)
Basic net income (loss) per share	$0.09		$(0.08)
Diluted net income (loss) per share	$0.07		$(0.08)

	Three Months Ended September 30, 2001
	As previously Reported	Adjustments	As Restated
Revenues	$6,982	$(7,700)	$(718)
Gross profit (loss)	6,448	(7,341)	(893)
Net income (loss)	1,121	(5,560)	(4,439)
Basic net income (loss) per share	$0.05		$(0.20)
Diluted net income (loss) per share	$0.04		$(0.20)
	Three Months Ended June 30, 2001
	As previously Reported	Adjustments	As Restated
Revenues	$5,557	$(4,966)	$591
Gross profit	5,230	(4,835)	395
Net income (loss)	426	(4,337)	(3,911)
Basic net income (loss) per share	$0.02		$(0.22)
Diluted net income (loss) per share	$0.02		$(0.22)
	Three Months Ended March 31, 2001
	As previously Reported	Adjustments	As Restated
Revenues	$4,444	$(2,097)	$2,347
Gross profit	4,290	(2,064)	2,226
Net income (loss)	564	(594)	(30)
Basic net income (loss) per share	$0.03		$—
Diluted net income (loss) per share	$0.02		$—
	Three Months Ended December 31, 2000
	As previously Reported	Adjustments	As Restated
Revenues	$3,751	$(3,098)	$653
Gross profit	3,217	(2,638)	579
Net income (loss)	172	(2,169)	(1,997)
Basic net income (loss) per share	$0.01		$(0.11)
Diluted net income (loss) per share	$0.01		$(0.11)
	Three Months Ended September 30, 2000
	As previously Reported	Adjustments	As Restated
Revenues	$3,297	$(2,680)	$617
Gross profit	3,097	(2,500)	597
Net income (loss)	66	(2,320)	(2,254)
Basic and diluted net income (loss) per share	$—		$(0.13)
	Three Months Ended June 30, 2000
	As previously Reported	Adjustments	As Restated
Revenues	$1,927	$(1,229)	$698
Gross profit	1,766	(1,229)	537
Net loss	(261)	(1,893)	(2,154)
Basic and diluted net loss per share	$(0.02)		$(0.13)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information concerning our executive officers required by this Item is incorporated by reference to the section in Item 1 of this Report entitled "Directors and Executive Officers."

        There is incorporated herein by reference the information required by this Item included in the Company's Definitive Proxy Statement, filed with the Securities and Exchange Commission on July 1, 2002, under the captions "Proposal No. 1—Election of One Class 2 Director" and "Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 11. EXECUTIVE COMPENSATION

        There is incorporated herein by reference the information required by this Item included in the Company's Definitive Proxy Statement, filed with the Securities and Exchange Commission on July 1, 2002, under the caption "Executive Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        There is incorporated herein by reference the information required by this Item included in the Company's Definitive Proxy Statement, filed with the Securities and Exchange Commission on July 1, 2002, under the caption "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        During 2001, the Company sold certain software and maintenance to a company that is affiliated with Yervant Zorian, a director of HPL, for approximately $300,000. The Company recognized no revenue in this transaction in the restated 2001 financial statements. In 2002, the Company purchased certain unrelated software products from this affiliated company for approximately $700,000. The Company has not deployed the software purchased and therefore expensed the amount paid for such software in the period purchased in its restated financial statements. The Company recognized approximately $8,000 in revenue related to this affiliate in the year ended March 31, 2002 on unrelated transactions.

        In October 2001, the Company acquired all of the outstanding capital stock of Tyecin for approximately $789,000 in cash. At the time of the acquisition, Tyecin was a 90% owned subsidiary of Innotech Corporation. Osamu Kano, a former director of HPL, was the president of Innoquest Corporation and served on the board of directors of Innotech Corporation, the parent corporation to Innoquest Corporation.

        In the fourth quarter of fiscal 2002 and the first quarter of fiscal 2003, the Company provided a loan to Michael Scarpelli, an officer of the Company, for an aggregate sum of $750,000 pursuant to his employment arrangement. The loan bears interest at a rate equal to the higher of: (i) 6%, or (ii) the short-term "applicable federal rate" as periodically published by the Internal Revenue Service. The employment arrangement provides that 20% of the principal sum and accrued interest will be forgiven annually over a period of five years, commencing on the first anniversary of the officer's employment, provided that he remains continuously employed by the Company during that time.

        During fiscal 2002, Y. David Lepejian, the former Chief Executive Officer of the Company had deposited approximately $3,035,000 into the Company's bank accounts as part of the fictitious sales transactions described in Note 3. Although this amount is included in accrued liabilities, the Company does not expect that it will be required to repay this sum because the Company believes it has offsetting claims against its former Chief Executive Officer. An additional $1,300,000 was deposited by this individual for this purpose in June 2002.

        During fiscal 2002, the Company entered into several transactions with Selastar Corporation ("Selastar"), a Japanese company owned by former employees of the Company's Japanese subsidiary and a former member of the Company's board of directors, Osamu Kano. These transactions included a $5.0 million payment to Selastar for which approximately $3.2 million was paid to Canon in connection with the transaction described in Note 3 to the financial statements. Approximately $1.2 million was returned to the Company prior to March 31, 2002. Selastar retained approximately $600,000 as reimbursement of expenses and payment for fixed asset purchases. In addition, the Company paid Selastar approximately $300,000 as reimbursement of expenses in fiscal 2002. The Company also paid Selastar $600,000 of which $545,000 was paid back to the Company and recorded as payments on a fictitious sale transaction. The restated financial statements reflect the reversal of this revenue.

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

(b)
Reports on Form 8-K:

        The Registrant filed a Current Report on Form 8-K on March 4, 2002.

(c)
Exhibits:

        The following exhibits are incorporated by reference or filed as part of this report.

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Registrant. (1)
3.2	Bylaws of Registrant. (1)
4.1	Form of Common Stock Certificate. (1)
10.1	2001 Amended and Restated Equity Incentive Plan (1)
10.2	2001 Amended and Restated Employee Stock Purchase Plan (1)
10.3	HPL Technologies, Inc. 2001 Foreign Subsidiary Employee Stock Purchase Plan, as amended (2)
10.4	Form of Officer and Director Indemnification Agreement (1)
10.5	Employment Offer Letter from Heuristic Physics Laboratories, Inc. to Ita Geva, dated April 3, 2000 (1)
10.6	Amendment, dated October 16, 2001, to that certain Employment Offer Letter from Heuristic Physics Laboratories, Inc. to Ita Geva, dated April 3, 2000 (3)
10.7	Employment Offer Letter from HPL Technologies, Inc. to Michael Scarpelli, dated December 4, 2001. (3)
10.8	Employment Offer Letter from HPL Technologies, Inc. to Mark Milligan, dated September 26, 2001. (3)

10.9	Security Agreement, dated September 21, 2001, by and between Philip Gruebele and HPL Technologies, Inc. (2)
10.10	Business Agreement Concerning Distribution and Support of HPL Products and Services in Japan by Canon Sales Co., Inc., dated March 15, 2000 (1)
10.11	Memorandum of Understanding between Heuristic Physics Laboratories, Inc. and Canon Sales Co., Inc. (1)
10.12	Secured Convertible Debenture dated February 15, 2000 between Applied Materials, Inc., and Heuristic Physics Laboratories, Inc. (1)
10.13	Real property lease dated August 19, 1998 by and between Heuristic Physics Laboratories, Inc. and Spieker Properties, L.P., (San Jose, California) (1)
10.14	Real property lease dated May 25, 1997 by and between HPL Armenia and the Armenian Research Institute of Scientific Engineering Information (Yerevan, Armenia) (English translation) (1)
10.15	Real property lease dated June 5, 1997 by and between HPL Armenia and the Armenian Research Institute of Scientific Engineering Information (Yerevan, English translation) (1)
10.16	Real property lease by and between HPL Armenia and the Armenian Research Institute of Scientific Engineering Information dated June 1, 2001 (Yerevan, English translation) (1)
10.17	Industrial Lease Agreement, dated as of November 17, 2000, between Research Interchange One L.P., a Texas Limited Partnership and Testchip Technologies, Inc., a Texas Corporation.*
10.18	First Amendment, dated as of March 28, 2001, to Industrial Lease Agreement, dated as of November 17, 2000, between Research Interchange One L.P., a Texas Limited Partnership and Testchip Technologies, Inc., a Texas Corporation.*
10.19	Second Amendment, dated June 6, 2001, to Industrial Lease Agreement, dated as of November 17, 2000, between Research Interchange One L.P., a Texas Limited Partnership and Testchip Technologies, Inc., a Texas Corporation.*
10.20	Third Amendment, dated October 1, 2001, to Industrial Lease Agreement, dated as of November 17, 2000, between Research Interchange One L.P., a Texas Limited Partnership and Testchip Technologies, Inc., a Texas Corporation.*
10.21	Lease Agreement, dated June 1, 2000, between Jackson-Shaw Technology II, LTD and Testchip Technologies, Inc.*
10.22	Amendment, dated August 7, 2000, to Lease Agreement, dated June 1, 2000, between Jackson-Shaw Technology Center, II, LTD. and Testchip Technologies.*
10.23	Modification and Ratification of Lease, dated October 31, 2001, between Jackson-Shaw Technology Center, II, LTD. and Testchip Technologies.*
10.24	Consulting Agreement, dated August 12, 2002, between HPL Technologies, Inc. and The Brenner Group, Inc.
21.1	Subsidiaries of the registrant*
23.1	Consent of PricewaterhouseCoopers LLP, Independent Accountants
24.1	Powers of Attorney. (Contained on Signature Page)
99.1	Certification pursuant to section 302 of the Sarbanes-Oxley act of 2002
99.2	Certification pursuant to section 302 of the Sarbanes-Oxley act of 2002
99.3	Certification pursuant to section 906 of the Sarbanes-Oxley act of 2002

*
Previously filed

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

HPL Technologies, Inc.
Dated: November 8, 2002	By:	/s/ THOMAS A. TOMASETTI Thomas A. Tomasetti President and Chief Executive Officer

POWERS OF ATTORNEY AND SIGNATURES

        KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Thomas A. Tomasetti and Michael P. Scarpelli as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or his substitute may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ THOMAS A. TOMASETTI Thomas A. Tomasetti	President, Chief Executive Officer (Principal Executive Officer)	November 8, 2002
/s/ MICHAEL P. SCARPELLI Michael P. Scarpelli	Chief Financial Officer (Principal Financial and Accounting Officer)	November 8, 2002
/s/ ELIAS ANTOUN Elias Antoun	Director	November 8, 2002
/s/ LAWRENCE KRAUS Lawrence Kraus	Director	November 8, 2002
/s/ DR. YERVANT ZORIAN Dr. Yervant Zorian	Director	November 8, 2002

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Registrant. (1)
3.2	Bylaws of Registrant. (1)
4.1	Form of Common Stock Certificate. (1)
10.1	2001 Amended and Restated Equity Incentive Plan (1)
10.2	2001 Amended and Restated Employee Stock Purchase Plan (1)
10.3	HPL Technologies, Inc. 2001 Foreign Subsidiary Employee Stock Purchase Plan, as amended (2)
10.4	Form of Officer and Director Indemnification Agreement (1)
10.5	Employment Offer Letter from Heuristic Physics Laboratories, Inc. to Ita Geva, dated April 3, 2000 (1)
10.6	Amendment, dated October 16, 2001, to that certain Employment Offer Letter from Heuristic Physics Laboratories, Inc. to Ita Geva, dated April 3, 2000 (3)
10.7	Employment Offer Letter from HPL Technologies, Inc. to Michael Scarpelli, dated December 4, 2001. (3)
10.8	Employment Offer Letter from HPL Technologies, Inc. to Mark Milligan, dated September 26, 2001. (3)
10.9	Security Agreement, dated September 21, 2001, by and between Philip Gruebele and HPL Technologies, Inc. (2)
10.10	Business Agreement Concerning Distribution and Support of HPL Products and Services in Japan by Canon Sales Co., Inc., dated March 15, 2000 (1)
10.11	Memorandum of Understanding between Heuristic Physics Laboratories, Inc. and Canon Sales Co., Inc. (1)
10.12	Secured Convertible Debenture dated February 15, 2000 between Applied Materials, Inc., and Heuristic Physics Laboratories, Inc. (1)
10.13	Real property lease dated August 19, 1998 by and between Heuristic Physics Laboratories, Inc. and Spieker Properties, L.P., (San Jose, California) (1)
10.14	Real property lease dated May 25, 1997 by and between HPL Armenia and the Armenian Research Institute of Scientific Engineering Information (Yerevan, Armenia) (English translation) (1)
10.15	Real property lease dated June 5, 1997 by and between HPL Armenia and the Armenian Research Institute of Scientific Engineering Information (Yerevan, English translation) (1)
10.16	Real property lease by and between HPL Armenia and the Armenian Research Institute of Scientific Engineering Information dated June 1, 2001 (Yerevan, English translation) (1)
10.17	Industrial Lease Agreement, dated as of November 17, 2000, between Research Interchange One L.P., a Texas Limited Partnership and Testchip Technologies, Inc., a Texas Corporation.*
10.18	First Amendment, dated as of March 28, 2001, to Industrial Lease Agreement, dated as of November 17, 2000, between Research Interchange One L.P., a Texas Limited Partnership and Testchip Technologies, Inc., a Texas Corporation.*
10.19	Second Amendment, dated June 6, 2001, to Industrial Lease Agreement, dated as of November 17, 2000, between Research Interchange One L.P., a Texas Limited Partnership and Testchip Technologies, Inc., a Texas Corporation.*
10.20	Third Amendment, dated October 1, 2001, to Industrial Lease Agreement, dated as of November 17, 2000, between Research Interchange One L.P., a Texas Limited Partnership and Testchip Technologies, Inc., a Texas Corporation.*
10.21	Lease Agreement, dated June 1, 2000, between Jackson-Shaw Technology II, LTD and Testchip Technologies, Inc.*

10.22	Amendment, dated August 7, 2000, to Lease Agreement, dated June 1, 2000, between Jackson-Shaw Technology Center, II, LTD. and Testchip Technologies.*
10.23	Modification and Ratification of Lease, dated October 31, 2001, between Jackson-Shaw Technology Center, II, LTD. and Testchip Technologies.*
10.24	Consulting Agreement, dated August 12, 2002, between HPL Technologies, Inc. and The Brenner Group, Inc.
21.1	Subsidiaries of the registrant*
23.1	Consent of PricewaterhouseCoopers LLP, Independent Accountants
24.1	Powers of Attorney. (Contained on Signature Page)
99.1	Certification pursuant to section 302 of the Sarbanes-Oxley act of 2002
99.2	Certification pursuant to section 302 of the Sarbanes-Oxley act of 2002
99.3	Certification pursuant to section 906 of the Sarbanes-Oxley act of 2002

*
Previously filed

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
PART II
  ITEM 5. MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RISK FACTORS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Accountants
HPL Technologies, Inc. Consolidated Statements of Operations (In thousands, except per share amounts)
HPL Technologies, Inc. Consolidated Balance Sheets (In thousands, except per share data)
HPL Technologies, Inc. Consolidated Statements of Cash Flows (In thousands)
HPL Technologies, Inc. Consolidated Statements of Stockholders' Equity (Deficit) (In thousands)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—AS RESTATED
HPL TECHNOLOGIES, INC. CONSOLIDATED STATEMENT OF OPERATIONS (in thousands, except per share data) Year Ended March 31, 2002
HPL TECHNOLOGIES, INC. CONSOLIDATED BALANCE SHEET (in thousands, except share and per share data) March 31, 2002
HPL TECHNOLOGIES, INC. CONSOLIDATED STATEMENT OF CASH FLOWS (in thousands) Year ended March 31, 2002
HPL TECHNOLOGIES, INC. CONSOLIDATED STATEMENT OF OPERATIONS (in thousands, except per share data) Year Ended March 31, 2001
HPL TECHNOLOGIES, INC. CONSOLIDATED BALANCE SHEETS (in thousands, except share and per share data) March 31, 2001
Supplementary Financial Data Quarterly Data (Unaudited)
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