Form 10-Q
period 2002-06-30
HPL TECHNOLOGIES INC
filed 2002-12-17
CIK 1121980

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                              TO

Commission file number 000-32967

HPL TECHNOLOGIES, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	77-0550714
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

2033 Gateway Place, Suite 400
San Jose, California 95110
(Address of Principal Executive Offices)

(408) 437-1466
(Registrant's Telephone Number, Including Area Code)

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days YES ☐    NO ☒

        As of September 30, 2002, there were 31,084,167 shares of Common Stock outstanding.

HPL Technologies, Inc.
Table of Contents

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

HPL Technologies, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(unaudited)

	Three months ended June 30,
	2002	2001
		(As restated)
Revenues:
Software licenses	$57	$272
Consulting services, maintenance and other	2,222	319

Total revenues	2,279	591

Cost of revenues:
Software licenses	—	139
Consulting services, maintenance and other(1)	610	59

Total cost of revenues	610	198

Gross profit	1,669	393

Operating expenses:
Research and development(1)	3,619	1,158
Sales, general and administrative(1)	4,726	2,082
Stock-based compensation	706	1,005
Amortization of intangible assets	463	7

Total operating expenses	9,514	4,252

Loss from operations	(7,845)	(3,859)
Interest income (expense) and other, net	195	(52)

Net loss	$(7,650)	$(3,911)

Net loss per share—basic and diluted	$(0.25)	$(0.22)

Shares used in per share calculations—basic and diluted	30,410	17,836

(1)
Excludes the following stock-based compensation charges:

Cost of revenues	$12	$14
Research and development	142	290
Sales, general and administrative	552	701

	$706	$1,005

The accompanying notes are an integral part of these condensed consolidated financial statements.

HPL Technologies, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

(unaudited)

	June 30, 2002	March 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$17,767	$32,798
Short-term investments	19,625	14,311
Accounts receivable, net	625	1,212
Unbilled accounts receivable	1,124	783
Prepaid expenses and other current assets	5,405	3,870

Total current assets	44,546	52,974
Property and equipment, net	3,050	3,147
Goodwill	58,585	42,040
Other intangible assets, net	3,538	2,701
Other assets	851	446

Total assets	$110,570	$101,308

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,584	$2,570
Accrued liabilities	7,561	5,755
Deferred revenue	8,584	7,893
Capital lease obligations—current portion	233	194
Convertible debenture	1,500	1,500

Total current liabilities	19,462	17,912
Capital lease obligations—net of current portion	288	280
Deferred revenue	256	—
Other liabilities	716	800

Total liabilities	20,722	18,992

Contingencies and Commitments (Note 3)
Stockholders' equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, no shares issued and outstanding at June 30, 2002 and March 31, 2002	—	—
Common stock, $0.001 par value; 75,000 shares authorized; 30,723 and 29,400 shares issued and outstanding at June 30, 2002 and March 31, 2002	31	29
Additional paid-in capital	126,686	112,369
Deferred stock-based compensation	(3,349)	(4,017)
Accumulated deficit	(33,536)	(25,886)
Accumulated other comprehensive income (loss)	16	(179)

Total stockholders' equity	89,848	82,316

Total liabilities and stockholders' equity	$110,570	$101,308

The accompanying notes are an integral part of these condensed consolidated financial statements.

HPL Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Three months ended June 30,
	2002	2001
		(As restated)
Cash flows from operating activities:
Net loss	$(7,650)	$(3,911)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	988	69
Accreted interest expense	—	13
Stock-based compensation	706	1,005
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	692	(146)
Unbilled accounts receivable	(341)	—
Prepaid expenses and other current assets	(1,512)	(34)
Other assets	45	—
Accounts payable	(1,156)	221
Accrued liabilities	(399)	1,755
Deferred revenue	11	(69)

Net cash used in operating activities	(8,616)	(1,097)

Cash flows from investing activities:
Acquisition of property and equipment	(228)	(31)
Issuance of notes receivable	(450)	—
Acquisitions, net of cash acquired	(2,012)	—
Purchase of short-term investments	(5,279)	—

Net cash used in investing activities	(7,969)	(31)

Cash flows from financing activities:
Proceeds from issuance of notes payable	—	174
Issuance of common stock	141	1
Principal payments on capital lease obligations	(47)	(27)
Amounts received from HPL's former Chief Executive Officer	1,300	—

Net cash provided by financing activities	1,394	148

Effect of exchange rate changes on cash and cash equivalents	160	—

Net decrease in cash and cash equivalents	(15,031)	(980)
Cash and cash equivalents at beginning of period	32,798	989

Cash and cash equivalents at end of period	$17,767	$9

Supplemental disclosures of cash flow information:
Acquisition of property and equipment under capital lease obligations	$94	$32
Issuance of common stock and options assumed in connection with acquisition	$14,178	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

HPL Technologies, Inc.

Notes to the unaudited Condensed Consolidated Financial Statements

NOTE 1. GENERAL

        The unaudited condensed consolidated financial statements have been prepared by HPL Technologies, Inc., a Delaware corporation (the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended March 31, 2002 included in the Company's Annual Report on Form 10-K/A filed with the SEC. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present a fair statement of financial position as of June 30, 2002 and 2001, and results of operations for the three months ended June 30, 2002 and 2001, and cash flows for the three-month period ended June 30, 2002 and 2001, have been made. The results of operations for the three months ended June 30, 2002 are not necessarily indicative of the operating results for the full fiscal year or any future periods. Certain amounts for prior periods have been restated and reclassified to conform to the current period presentation. See Note 2.

        The preparation of condensed consolidated financial statements in conformity with generally accepted accounting principles in the United Stated States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements. These estimates may affect the amounts of assets and liabilities reported in the balance sheet, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the periods presented. Actual results may differ from those estimates.

        The Company has funded its losses from operations principally through its July 2001 initial public offering and debt financing. Management believes the Company has sufficient cash, cash equivalents and short-term investments to fund its operations through at least March 31, 2003. Future capital requirements will be affected by slow or diminished revenue growth, additional research and development and sales and marketing costs, and higher general and administrative costs, including costs related to the litigation matters described in Note 3. In the event the Company needs to raise capital, there is no assurance that funds would be available to the Company or, if available, under terms that would be acceptable to the Company. The Company does not believe it will be able to raise additional capital until the litigation and other uncertainties described in Note 3 are resolved.

NOTE 2. RESTATEMENT

        On July 19, 2002, the Company announced that the Audit Committee had initiated an investigation into a number of accounting irregularities involving revenue reported during prior periods. The purpose of this investigation was to determine the scope and magnitude of these accounting irregularities and identify any necessary corrections to be made to the Company's previously issued consolidated financial statements. The Company also announced a number of changes to its executive management team. As a result of the internal accounting investigation, the Company's consolidated balance sheets as of March 31, 2002 and 2001 and consolidated statements of operations, cash flows and stockholders' equity (deficit) for the years ended March 31, 2002 and 2001were presented on a restated basis in the Company's Annual Report on Form 10-K/A filed on November 8, 2002 with the restatement for the quarterly period ended June 30, 2001 contained herein.

        The Audit Committee's investigation into financial and accounting irregularities involving revenue reported identified a number of fictitious transactions for which the Company previously recorded revenue in the years ended March 31, 2002 and 2001. In addition, the investigation uncovered that documents initially considered by the Company in determining the appropriate accounting for transactions were altered from their original form to exclude certain terms and conditions. These terms and conditions provided customers with rights of return and commitments with respect to integration and installation of the Company's products and the delivery of future functionality. The Company has reviewed these transactions in light of these additional terms and conditions and the Company's revenue recognition policy, and either revised the periods for which revenue was recognized in these financial statements or deferred the recognition of revenue to future periods.

        As a result of the items noted above, the Company has identified that the previously reported revenues for the three months ended June 30, 2001 were overstated by approximately $4.5 million related to fictitious transactions, and $468,000 related to improper revenue recognition due to altered supporting documents used to support the previous timing of revenue recognition. As a result of the adjustments necessary to correct the above irregularities, the Company has also deferred previously expensed costs of goods sold directly related to revenue deferred. The Company also revised the provisions for income taxes that were previously recorded in the consolidated financial statements. The tax related adjustments affected various asset and liability accounts.

        During the three months ended June 30, 2002, the former Chief Executive Officer of the Company deposited approximately $1.3 million into the Company's bank accounts which was purported to have represented proceeds for the payment of accounts receivable related to a fictitious sales transaction which occurred in the year ended March 31, 2002. The revenue on this transaction has been eliminated in the appropriate periods and the amount received has been reflected in accrued liabilities.

        During the year ended March 31, 2001, the Company sold certain software and maintenance to a related party for approximately $300,000 and recognized the revenue on this transaction. On or about the same time as agreeing to sell software to this company, HPL agreed to buy software from that company. During September 2001, the Company purchased $500,000 of software from this same company and capitalized the cost of this software. The Company believes the sale of software to the company, and the purchase of software in fiscal 2002 from the company were negotiated at approximately the same time. As such, the financial statements reflect no revenue on this transaction in the year ended March 31, 2001 and in the restated June 30, 2001 financial statements, the $300,000 is reflected in accrued liabilities.

        The following are the reconciliations of the Company's results of operations, financial position and cash flows from financial statements previously filed to these restated and reclassified financial statements:

HPL TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(in thousands, except per share data)

Three Months Ended June 30, 2001

	As Previously Reported	Adjustments	As Restated
Revenues:
Software licenses	$4,986	$(4,714)	$272
Consulting services, maintenance and other	571	(252)	319

Total revenues	5,557	(4,966)	591

Cost of revenues:
Software licenses	241	(102)	139
Consulting services, maintenance and other(1)	86	(27)	59

Total cost of revenues	327	(129)	198

Gross profit	5,230	(4,837)	393

Operating expenses:
Research and development(1)	1,158	—	1,158
Selling, general and administrative(1)	2,082	—	2,082
Stock-based compensation	1,005	—	1,005
Amortization of intangible assets	7	—	7

Total operating expenses	4,252	—	4,252

Income (loss) from operations	978	(4,837)	(3,859)
Interest income (expense) and other, net	(52)	—	(52)

Income (loss) before income taxes	926	(4,837)	(3,911)
Provision for income taxes	500	(500)	—

Net income (loss)	$426	$(4,337)	$(3,911)

Net income (loss) per share:
Basic	$0.02		$(0.22)

Diluted	$0.02		$(0.22)

Shares used in computing per share amounts:
Basic	17,836		17,836

Diluted	28,151		17,836

(1)
Excludes the following stock-based compensation charges:

Cost of revenues	$14	$14
Research and development	290	290
Selling, general and administrative	701	701

	$1,005	$1,005

HPL TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(in thousands, except per share data)

June 30, 2001

	As Previously Reported	Adjustments	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$9	$—	$9
Accounts receivable, net	10,079	(7,461)	2,618
Prepaid expenses and other current assets	978	334	1,312

Total current assets	11,066	(7,127)	3,939
Property and equipment, net	472	—	472
Intangible assets, net	25	—	25
Other assets	665	—	665

Total assets	$12,228	$(7,127)	$5,101

LIABILITIES AND STOCKHOLDERS' EQUITY DEFICIT
Current liabilities:
Accounts payable	$1,108	$—	$1,108
Accrued liabilities	3,066	650	3,716
Income tax payable	2,052	(2,052)	—
Deferred revenue	2,579	5,588	8,167
Convertible debenture	1,500	—	1,500

Total current liabilities	10,305	4,186	14,491
Capital lease obligations—net of current portion	70	—	70
Other liabilities	200	—	200

Total liabilities	10,575	4,186	14,761

Stockholders' equity (deficit):
Preferred stock, $0.001 par value, 10,000 shares authorized, no shares issued and outstanding	—	—	—
Common stock, $0.001 par value; 75,000 shares authorized; 17,839 shares issued and outstanding	18	—	18
Additional paid-in capital	9,741	—	9,741
Deferred stock-based compensation	(4,539)	—	(4,539)
Accumulated deficit	(3,567)	(11,313)	(14,880)

Total stockholders' equity (deficit)	1,653	(11,313)	(9,660)

Total liabilities and stockholders' equity (deficit)	$12,228	$(7,127)	$5,101

HPL TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

Three Months Ended June 30, 2001

	As Previously Reported	Adjustments	As Restated
Cash flows from operating activities:
Net income (loss)	$426	$(4,337)	$(3,911)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	69	—	69
Accreted interest expense	13	—	13
Stock-based compensation	1,005	—	1,005
Changes in assets and liabilities:
Accounts receivable	(5,251)	5,105	(146)
Prepaid expenses and other current assets	(7)	(27)	(34)
Accounts payable	221	—	221
Accrued liabilities	1,755	—	1,755
Income taxes payable	500	(500)	—
Deferred revenue	172	(241)	(69)

Net cash used in operating activities	(1,097)	—	(1,097)

Cash flows from investing activities:
Acquisition of property and equipment	(31)	—	(31)

Net cash used in investing activities	(31)	—	(31)

Cash flows from financing activities:
Proceeds from issuance of notes payable	174	—	174
Issuance of common stock	1	—	1
Principal payments on capital lease obligations	(27)	—	(27)

Net cash provided by financing activities	148	—	148

Net decrease in cash and cash equivalents	(980)	—	(980)
Cash and cash equivalents at beginning of period	989	—	989

Cash and cash equivalents at end of period	$9	$—	$9

Supplemental disclosures of cash flow information:
Acquisition of property and equipment under capital lease obligations	$32		$32

NOTE 3. LEGAL PROCEEDINGS

        Between July 31, 2002 and November 15, 2002, fourteen class-action lawsuits have been filed and are pending against the Company and certain current and former officers and/or directors (collectively, the "Defendants") in the United States District Court for the Northern District of California. The lawsuits allege that the Defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and rule 10b-5 promulgated thereunder by the SEC, by making a series of material misrepresentations as to the financial condition of the Company during the class period of July 31, 2001 to July 19, 2002. Several of the lawsuits further allege violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933. The plaintiffs are generally seeking to recover compensatory damages, costs and expenses incurred, interest and such other relief as the court may deem appropriate. The Company expects that these lawsuits will be consolidated into a single action in the United States District Court for the Northern District of California. Because these lawsuits were only recently filed, the Company is still evaluating the merits of these claims and formulating a defense to these actions.

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

        The Company has been informed that five shareholders of the Company have sued the Company's independent accountants, and the managing underwriter in the Company's initial public offering, in connection with claims relating to the merger of Covalar Technologies Group, Inc. with the Company on February 15, 2002. As of the date of this filing, the Company has not been joined in the matter. The Company agreed to indemnify the underwriter in connection with the Company's initial public offering. Accordingly, there is no assurance that the Company will not sustain any liability as a result of this lawsuit.

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

        Any resolution of the aforementioned litigation could have a material effect on the Company's financial position, results of operations or cash flows. The Company is investigating informal or formal restructuring alternatives which potentially may dilute shareholder equity but could mitigate any material adverse affect on our financial position or results of operations which might otherwise result from an unfavorable resolution of these lawsuits.

NOTE 4. ACQUISITION

        On April 10, 2002, the Company acquired 100% of the outstanding common and preferred shares of Defect & Yield Management, Inc. ("DYM"), a defect analysis and yield optimization software company offering software solutions to semiconductor companies. The results of DYM have been included in the consolidated financial statements from April 10, 2002, the acquisition date. In connection with the acquisition, the Company issued 967,260 shares of its common stock, paid

$2.0 million in cash and assumed options to purchase up to 82,740 shares of the Company's common stock. The Company may also be required to issue up to $5.0 million of its common stock to be issued to former DYM shareholders if a certain number of customer maintenance contracts with the current DYM installed base of customers are achieved in the one-year period ending April 9, 2003. This may result in substantial dilution to the Company. The transaction has been accounted for using the purchase method of accounting. The acquisition of DYM provides the Company access to an installed customer base in over 70 facilities worldwide.

        The aggregate purchase price was approximately $17.1 million, is summarized as follows (in thousands):

Cash	$2,000
Fair market value of common stock	13,474
Fair market value of options assumed	704
Estimated acquisition related costs	943

Total	$17,121

        The allocation of the preliminary purchase price to assets acquired and liabilities assumed is as follows (in thousands):

Tangible assets acquired	$665
Intangible assets acquired	1,300
Deferred compensation	38
Goodwill	16,545
Liabilities assumed	(1,427)

Total	$17,121

        Deferred compensation recorded in connection with the acquisition will be amortized over the remaining term of the options assumed, which is generally less than five years. Acquired intangible assets will be amortized over their estimated useful life of three years. Amounts allocated to goodwill will not be amortized and will be subject to periodic impairment tests.

        The following unaudited pro forma revenues, net loss and net loss per share data for the three months ended June 30, 2002 and 2001 are based on the respective historical financial statements of the Company, Tyecin-Innotech Corporation ("Tyecin"), FabCentric, Inc. ("FabCentric"), Covalar Technologies Group, Inc. ("Covalar") and DYM. The pro forma data reflects the consolidated results of operations as if the acquisitions of Tyecin, FabCentric, Covalar and DYM occurred at the beginning of each of the periods indicated and includes the amortization of intangible assets and deferred compensation. The pro forma financial data presented are not necessarily indicative of the Company's results of operations that might have occurred had the transactions been completed at the beginning of the periods specified, and do not purport to represent what the Company's consolidated results of operations might be for any future period.

(Unaudited Pro Forma)
(in thousands except for per share data)

	Three months ended June 30,
	2002	2001
Revenues	$2,398	$3,770
Net loss	(7,656)	(6,734)
Net loss per share—basic and diluted	$(0.25)	$(0.32)
Shares used in computing per share amounts—basic and diluted	30,516	20,988

NOTE 5. LOSS PER SHARE

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

        The total number of shares excluded from the calculation of diluted net loss per share are detailed in the table below (in thousands):

	Three months ended June 30,
	2002	2001
Outstanding stock options	8,499	9,164
Convertible debenture	1,032	1,032
Shares issuable under warrants	55	138
Contingent shares issuable to former Covalar shareholders	600	—

Total	10,186	10,334

NOTE 6. CONCENTRATION OF CREDIT RISK

        Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents, short-term investments, unbilled receivables, accounts receivable and a note receivable. Cash and cash equivalents are deposited with financial institutions that management believes are credit worthy. The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral from its customers. At June 30, 2002, three customers accounted for 38%, 17% and 11% of the Company's accounts receivable and unbilled receivables combined. At June 30, 2001, as restated, two customers accounted for 57% and 22% of the Company's accounts receivable.

        For the three months ended June 30, 2002, the Company derived 55% of its revenue from one end-user customer.

        For the three months ended June 30, 2001, as restated, the Company derived 87% of its revenues from four end-user customers that individually represented 27%, 25%, 19% and 16% of the Company's total revenues, respectively.

NOTE 7. COMPREHENSIVE LOSS

        Comprehensive loss consists of gains and losses that are not recorded in the statements of operations but instead are recorded directly to stockholders' equity. For the three months ended June 30, 2002, comprehensive loss was $7,455,000. The difference between net loss and comprehensive loss for the three months ended June 30, 2002, is the result of unrecognized foreign currency exchange gains and the net unrecognized gains and losses on available for sale securities in the aggregate of $195,000. For the three months ended June 30, 2001, the Company had no components of comprehensive loss other than net loss.

NOTE 8. ACCRUED LIABILITIES

        Accrued liabilities consist of the following (in thousands):

	June 30, 2002	March 31, 2002
Payroll and related expenses	$1,062	$588
Professional fees	1,234	638
Other accrued expenses	930	1,494
Amounts received from HPL's former Chief Executive Officer (see Note 13)	4,335	3,035

	$7,561	$5,755

NOTE 9. CONVERTIBLE DEBENTURE

        In February 2000, the Company issued a $1.5 million convertible debenture against which all of the assets of Heuristic Physics Laboratories, Inc., a wholly owned subsidiary of the Company, have been pledged as security. The debenture bears interest at the rate of 8% per annum. This debenture may be converted at any time at the option of the holder to common stock of the Company, at a conversion price of $1.45 per share. Under the terms of the debenture, the holder has the right to demand repayment as a result of the Company's completion of its initial public offering in July 2001. As of June 30, 2002, the holder has not demanded repayment.

        At June 30, 2002, the Company was not in compliance with certain non-financial covenants of the debenture. As a result, the debenture holder may declare all outstanding obligations under the debenture immediately due and payable. If the Company repays the debenture, the debenture holder will forfeit its right to convert the debenture into 1,032,388 shares of common stock of the Company at $1.45 per share.

NOTE 10. STOCK-BASED COMPENSATION

        In connection with the assumption of stock options from the DYM acquisition, the Company recorded deferred stock-based charges, totaling approximately $38,000 during the three months ended June 30, 2002. These amounts represent the difference between the exercise price at which the stock options were assumed and the deemed fair value of the Company's common stock for accounting purposes on the date of grant, and are included as components of stockholders' equity. These stock-based compensation amounts are being amortized on an accelerated basis by charges to operations over the remaining term of the options assumed, which is generally less than five years.

NOTE 11. INTANGIBLE ASSETS

        Intangible assets consist of the following (in thousands):

		June 30, 2002
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Existing technology	3 years	$2,760	$(324)	$2,436
Modular library	3 years	1,220	(153)	1,067
Order backlog	6 months	310	(275)	35

		$4,290	$(752)	$3,538

		March 31, 2002
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Existing technology	3 years	$1,460	$(94)	$1,366
Modular library	3 years	1,220	(51)	1,169
Order backlog	6 months	310	(144)	166

		$2,990	$(289)	$2,701

        The aggregate amortization of intangible assets for the three months ended June 30, 2002 and 2001 was $463,000 and $7,000, respectively.

        The estimated future amortization of intangible assets for the fiscal years ending March 31 are as follows (in thousands):

2003 (second, third and fourth quarters)	$1,030
2004	1,327
2005	1,181

$3,538

NOTE 12. SEGMENT AND GEOGRAPHIC INFORMATION

        The Company has determined that it has one reportable business segment: the sale of yield optimization software and services used in the design, fabrication and testing of semiconductors and flat panel displays.

        For the three months ended June 30, 2002, sales to end-user customers located in the United States, Japan and the rest of the world accounted for 80%, 16% and 4% of the Company's total revenues, respectively. For the three months ended June 30, 2001, sales to end-user customers located in the United States, France, and the rest of the world accounted for 78%, 27% and (5)% of the Company's total revenues, respectively.

        See Note 2 for other related party transactions.

NOTE 13. RELATED PARTY TRANSACTIONS

        During the three months ended June 30, 2002, the former Chief Executive Officer of the Company had deposited approximately $1,300,000 into the Company's bank accounts, which amounts were purported to have represented proceeds from the payment of accounts receivable related to the fictitious sales transactions described in Note 2. As of June 30, 2002, including amounts previously deposited, there was $4,335,000 included in accrued liabilities representing amounts received from the

Company's former Chief Executive Officer. The Company does not expect it will be required to repay this sum because the Company believes it has offsetting claims against its former Chief Executive Officer.

NOTE 14. RECENT ACCOUNTING PRONOUNCEMENTS

        Effective April 1, 2002, the Company adopted all of the provisions of Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." SFAS 142 requires, among other things, the discontinuance of amortization related to goodwill and indefinite lived intangible assets. These assets will then be subject to an impairment test at least annually. In addition, the statement includes provisions upon adoption for the reclassification of certain existing recognized intangibles to goodwill, the identification of reporting units for the purpose of assessing potential future impairments of goodwill, the reassessment of the useful lives of existing recognized intangibles, and the reclassification of certain intangibles out of previously reported goodwill.

        The Company performed an impairment review in accordance with SFAS 142 at April 1, 2002, and determined that there was no impairment in goodwill at April 1, 2002. Additionally, the Company performed interim impairment reviews at June 30, 2002 and September 30, 2002 and determined there was no impairment in goodwill at those dates.

        Effective April 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment of long-lived assets. The adoption of this statement did not have a significant impact on the Company's results of operations or financial position.

        In July 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect the adoption of SFAS 146 to have a material impact on its operating results or financial position.

NOTE 15. SUBSEQUENT EVENTS

        The Company's Japanese distributor, Canon Sales Co., Inc. ("Canon") has notified the Company that they intend to terminate the distributor agreement on March 31, 2003, the end of the initial term of the distribution agreement. Canon accounted for 5% and 0% of total revenues in the three months ended June 30, 2002 and 2001, respectively.

        On September 27, 2002, the Company reduced its headcount worldwide by 89 people. These reductions were primarily in the United States. As of October 4, 2002, the Company had 276 employees worldwide with 100 in the United States, 142 in Armenia and 34 people in five other locations around the world. The Company recorded severance benefits associated with this reduction totaling approximately $807,000.

        On September 30, 2002, the Company entered into a mutual settlement agreement with IDS Software Systems, Inc. ("IDS") related to the termination of the acquisition of IDS by the Company. Pursuant to the IDS settlement agreement, the Company paid IDS $350,000 related to the reimbursement of expenses it had incurred in connection with the proposed acquisition.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        Certain parts of this Quarterly Report on Form 10-Q, including the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Legal Proceedings," may contain forward-looking statements that involve risks and uncertainties. Statements that are not historical fact are forward-looking statements within the meaning of the Federal securities laws. These statements are based on current expectations, estimates and projections about the industries in which we operate and management's beliefs, and assumptions. Specifically, the amount and timing of future sales, research and development expenses and results, industry demand, and competitive pressures could vary greatly and affect the results of operations. Readers should refer to the information under the caption "Risk Factors" in this Quarterly Report concerning certain factors that could cause our actual results to differ materially from the results anticipated in such forward-looking statements.

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

        Our sales cycle for the license of our software products has historically been very long. Our products are relatively new and our customers spend a significant amount of time evaluating our products. Customer purchase orders typically include integration and installation services, rights of return and acceptance criteria. As such, we defer a significant amount of our license revenue until integration and installation services are complete, rights of return lapse and final acceptance occurs. The amount of our license revenue is currently at levels that have resulted in no meaningful trends from period to period. Our ability to sell our products in the future may also be affected by the current decline in capital spending by potential customers in the semiconductor industry.

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

        On October 4, 2001, we acquired Tyecin-Innotech Corporation ("Tyecin"), a corporation organized under the laws of Japan, for approximately $789,000 in cash. The transaction was accounted for using the purchase method of accounting. Tyecin provides software support and services to manufacturing companies. The acquisition provides us with an experienced workforce in Japan and will help support existing and future customers in Japan.

        On December 5, 2001, we acquired FabCentric, Inc. ("FabCentric"), for an estimated purchase price of approximately $8.5 million. In connection with the acquisition, we issued 703,355 shares of common stock and assumed options to purchase 23,231 shares of common stock. The transaction was accounted for using the purchase method of accounting. FabCentric is engaged in the business of software development and sales to semiconductor companies. The acquisition gives us access to FabCentric's customer base, complementary technology and a highly skilled workforce.

        On February 15, 2002, we acquired Covalar Technologies Group, Inc. ("Covalar"), a design yield optimization and productivity improvement software company that offers solutions to semiconductor companies that include testing, analysis and advanced circuit design. In connection with the acquisition, we issued 1,481,566 shares of common stock, paid $10.0 million in cash and assumed options to purchase 418,434 shares of common stock. We have also reserved an additional 600,000 shares of common stock to be issued to the former Covalar shareholders if certain revenue targets are achieved in the twelve months following the closing of the acquisition on February 15, 2002. The aggregate purchase price was approximately $36.0 million. The transaction was accounted for using the purchase method of accounting. The acquisition of Covalar will allow us to offer our customers a complete end-to-end software and related services solution from design through manufacturing, gain a broader customer base and relationships, and provide us with a highly skilled workforce.

        On April 10, 2002, we acquired Defect & Yield Management, Inc. ("DYM"), a company engaged in the sales and support of fab floor defect data management software. In connection with the acquisition, we paid the shareholders $2.0 million in cash, issued 967,260 shares of common stock and agreed to assume options to purchase up to 82,740 shares of HPL's common stock. The total value of the transaction, including estimated transaction costs of $900,000 was $17.1 million. We may issue additional shares of common stock with a value of up to $5.0 million, depending on the number of qualifying software maintenance contracts, as defined, entered into by DYM in the first year following the effective date of the acquisition. The acquisition provided the Company access to an installed customer base in over 70 facilities worldwide.

        Our standard payment terms for our customers provide for payment in 30 days. It is frequently the case that our receivables are outstanding for more than 30 days. Our accounts receivable from international customers have been outstanding longer than our domestic receivables and we expect this to continue to be the case.

        In the three months ended June 30, 2002 and 2001, a relatively small number of customers have accounted for a large portion of our revenues, and the composition of our major customers has changed from period to period. This is because we currently have a limited sales force, our products have a lengthy sales cycle and we recognize relatively large license revenues upon entering into perpetual licensing agreements. We had one and four end customers that individually accounted for at least 10% of our revenues in the three months ended June 30, 2002 and 2001, respectively. In the aggregate, these end customers accounted for 55% and 87% of our revenues in the three months ended June 30, 2002 and 2001, respectively. If we expand our sales and marketing activities and increase our sales force, we expect to gain a larger number of customers and experience less significant customer concentration.

Recent Events

        On August 12, 2002, Y. David Lepejian, the former President and CEO of the Company, notified us of the exercise of his option to purchase 2,670,000 shares of our common stock. Based on the actions theretofore taken by the Board of Directors of the Company and the terms of the Company's 2001 Equity Incentive Plan, we refused to permit the exercise of Mr. Lepejian's option. We have been notified by Mr. Lepejian that he disagrees with the actions of the Company and intends to contest them.

        On September 4, 2002, our Japanese distributor, Canon Sales Co., Inc. ("Canon") notified us that they intend to terminate our distribution agreement on March 31, 2003, the end of the initial term of the distribution agreement. Canon accounted for 5% and 0% of our revenues in the three and six months ended June 30, 2002 and 2001, respectively.

        On September 27, 2002, we reduced our headcount worldwide by 89 people. These reductions were primarily in the United States. As of October 4, 2002, we had 276 employees worldwide with 100 in the United States, 142 in Armenia and 34 people in five other locations around the world. We recorded severance benefits associated with this reduction totaling approximately $807,000.

        On September 30, 2002, we entered into a mutual settlement agreement with IDS Software Systems, Inc. ("IDS") related to the termination of the acquisition of IDS by the Company. Pursuant to the IDS settlement agreement, the Company paid IDS $350,000 related to the reimbursement of expenses it had incurred in connection with the proposed acquisition.

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

        We derive revenues principally from the sale of software licenses, software maintenance contracts and consulting services. We offer two types of licenses:perpetual and time-based. Perpetual licenses have no expiration date, while time-based licenses require renewal. Our software product licenses provide a narrowly defined subset of features for a given customer. The customer may acquire additional licenses to extend the functionality of our products as its technologies and facilities change or if it wishes to use additional features of our software for its production process. Our licenses usually limit the number of people who can use the software at a given time.

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

Goodwill and Intangible Assets

        Consideration paid in connection with acquisitions is required to be allocated to the acquired assets, including certain identifiable intangible assets, goodwill, and liabilities acquired. Acquired assets and liabilities are recorded based on our estimate of fair value, which requires significant judgments, including those with respect to future estimated cash flows and discount rates. For identifiable intangible assets that we separately record, we are required to estimate the useful life of the assets and recognize their cost as an expense over the useful lives. We use the straight-line method to expense long-lived assets, except goodwill, which results in an equal amount of expense in each period. We regularly evaluate acquired businesses for potential indicators of impairment of allocated goodwill and identifiable intangible assets. Our judgments regarding the existence of impairment indicators are based on market conditions, operational performance of our acquired businesses and identification of reporting units. Future events could cause us to conclude that impairment indicators exist and that goodwill and other identifiable intangible assets associated with our acquired businesses are impaired. This quarter, the methodology for assessing potential impairments of intangibles is based on new accounting rules issued by the Financial Accounting Standards Board (see recent accounting pronouncements) and it did not have a material effect on our financial position or results of operations. Any resulting impairment loss in the future based on this policy could have a material adverse impact on our financial condition and results of operations.

Litigation

        Management's estimated range of liability related to some of the pending litigation is based on claims for which our management can estimate the amount and range of loss. Because of the uncertainties related to our insurance coverage and indemnification obligations extended to current and former officers and directors who are defendants and the amount and range of loss, if any, related to litigation, management is unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, we will assess the potential liability related to our pending litigation and revise our estimates. Such revisions in estimates of the potential liability could materially impact our results of operation and financial position. Any resolution of the litigation could materially affect our financial resources and liquidity.

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

RECENT ACCOUNTING PRONOUNCEMENTS

        Effective April 1, 2002, we adopted all of the provisions of Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." SFAS 142 requires, among other things, the discontinuance of amortization related to goodwill and indefinite lived intangible assets. These assets will then be subject to an impairment test at least annually. In addition, the statement includes provisions upon adoption for the reclassification of certain existing recognized intangibles to goodwill, the identification of reporting units for the purpose of assessing potential future impairments of goodwill, the reassessment of the useful lives of existing recognized intangibles, and the reclassification of certain intangibles out of previously reported goodwill.

        The Company performed an impairment review in accordance with SFAS 142 at April 1, 2002, on the full adoption of SFAS 142, and determined that there was no impairment in goodwill at April 1, 2002.

        Effective April 1, 2002, we adopted Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment of long-lived assets. The adoption of this statement did not have a significant impact on the Company's results of operations or financial position.

Results of Operations

Comparison of the three months ended June 30, 2002 and June 30, 2001, as restated

        Revenues.    Total revenues increased to $2.3 million in the three months ended June 30, 2002 from $591,000 in the three months ended June 30, 2001 or 286%. Our sales cycle for the license of our software products has historically been very long. Our products are new and our customers spend a significant amount of time evaluating our products. Customer purchase orders typically include integration and installation services, rights of return and acceptance criteria. As such, we defer a significant amount of our license revenue until integration and installation services are complete, rights of return lapse and final acceptance occurs.

        Our revenues have historically been highly concentrated, with 55% of total revenues in the three months ended June 30, 2002 coming from one customer and 87% of total revenues in the three months ended June 30, 2001 coming from four customers.

        Software license revenue decreased to $57,000 in the three months ended June 30, 2002, from $272,000 in the three months ended June 30, 2001, or 79%. We believe that period-to-period comparisons of our software license revenues are not necessarily meaningful at these revenue levels. Future license revenues will depend on the success of our marketing efforts as well as levels of capital spending by potential customers in the semiconductor industry.

        Consulting services, maintenance and other revenues increased to $2.2 million in the three months ended June 30, 2002, from $319,000 in the three months ended June 30, 2001, or 597%. This increase was due to an increase in consulting services related to our acquisition of Covalar and an increase in maintenance fees from a greater number of customers from our acquisitions.

        Gross profit.    As a percentage of revenues, gross profit increased from 66% for the three months ended June 30, 2001 to 73% for the three months ended June 30, 2002. Gross profit has been and will continue to be affected by a variety of factors, the most important of which is the relative mix of revenues among software licenses, maintenance fees and consulting services.

        Research and development.    Research and development expenses represented 159% of revenues in the three months ended June 30, 2002 compared to 196% of revenues in the three months ended June 30, 2001. Actual costs increased to $3.6 million for the three months ended June 30, 2002, from $1.2 million for the three months ended June 30, 2001. This increase is primarily attributable to the hiring of additional software engineers and technical staff and increases of headcount related to acquisitions completed after June 30, 2001. Salaries and related benefits of research and development engineers represent the single largest component of our research and development expenses.

        Sales, general and administrative.    Sales, general and administrative expenses for the three months ended June 30, 2002 were $4.7 million, or 207% of revenues, compared to $2.1 million, or 352% of revenues in the three months ended June 30, 2001. The increase in costs was primarily due to increases in staff and professional fees and the headcount increases related to acquisitions we completed after June 30, 2001.

        Stock-based compensation.    Stock-based compensation expense for the three months ended June 30, 2002 decreased to $706,000, compared with $1.0 million for the three months ended June 30, 2001. Stock- based compensation expense in the three months ended June 30, 2002 decreased from the three months ended June 30, 2001 as a result of recording deferred compensation related to the issuance of stock options at less than their deemed fair market value prior to our initial public offering. The cost of these options are being amortized on an accelerated basis to expense over the term of the options. Additionally, as a result of our acquisitions where we have recorded deferred compensation related to stock options assumed, we expect stock-based compensation expense to decrease in the future.

        Amortization of intangible assets.    Amortization of intangible assets was $463,000 in the three months ended June 30, 2002, compared to $32,000 in the three months ended June 30, 2001. This increase in amortization resulted from the acquisitions of FabCentric, Covalar and DYM after June 30, 2001.

        Interest income (expense) and other, net.    Interest income, net of interest and other expenses for the three months ended June 30, 2002 was $195,000, compared with net expense of $52,000, for the three months ended June 30, 2001. This increase was due to greater interest income from higher average balances of cash, cash equivalents and short-term investments generated from our initial public offering.

        Provision for income taxes.    In the three months ended June 30, 2002 and 2001, we incurred operating losses for which we have recorded valuation allowances for the full amount of our net deferred tax assets, because the future realization of the deferred tax assets was not likely as of June 30, 2002 and 2001.

LIQUIDITY AND CAPITAL RESOURCES

        At June 30, 2002, we had approximately $37.4 million in cash and cash equivalents and short-term investments.

        Net cash used in operating activities for the three months ended June 30, 2002 was approximately $8.6 million compared to $1.1 million used in operating activities for the three months ended June 30, 2001. Our cash used in operations for the three months June 30, 2002 was primarily due to our net loss, adjusted for certain non-cash items including depreciation and amortization and stock-based compensation. Our cash used in operations for the three months ended June 30, 2001 was primarily attributed to our net loss, adjusted for certain non-cash items including the depreciation and amortization, stock-based compensation and an increase in accrued liabilities.

        Net cash used in investing activities was $8.0 million for the three months ended June 30, 2002 compared to $31,000 for the three months ended June 30, 2001. Our investing activities for the three months ended June 30, 2002 consisted primarily of the acquisition of DYM and equipment purchases. The investing activities for the three months ended June 30, 2001 consisted of the purchase of equipment.

        Net cash provided by financing activities was $1.4 million for the three months ended June 30, 2002, primarily from amounts received from our former Chief Executive Officer which was purported to have represented proceeds for the payment of accounts receivable related to a fictitious sales transaction, and proceeds from exercise of stock options, partially offset by the repayment of notes payable and capital lease obligations. Net cash provided by in financing activities was $148,000 for the three months ended June 30, 2001, primarily from the issuance of notes payable, offset by payments on capital lease obligations.

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

        In connection with the acquisition of DYM, we may issue additional shares of common stock with a value of up to $5.0 million, depending on the number of qualifying software maintenance contracts entered by DYM in the first year following the closing of the acquisition. This could cause substantial dilution depending on the number of qualifying contracts and our stock price on the one-year anniversary of the closing.

        We believe our current cash and cash equivalents, our short-term investments, and our cash flows from operations will be sufficient to meet our capital requirements for at least the next twelve months. Our future capital requirements will be adversely affected by slow or diminished revenue growth, committed research and development expenses, additional sales and marketing costs and higher general and administrative expenses, such as attorneys' fees and litigation costs. We do not believe that it will be able to raise additional capital until the litigation described below and other uncertainties and conditions are resolved.

        See Note 9 to our March 31, 2002 Consolidated Financial Statements filed on Form 10-K/A for information regarding our operating leases. As of March 31, 2002, our aggregate future minimum lease commitments through the year ending 2007 totaled $4.8 million. Subsequent to March 31, 2002, in connection with the acquisition of DYM, we have additional operating lease commitments totaling $438,000 through the year ending October 31, 2005.

        As described below, we are a party to numerous lawsuits. The effect of these lawsuits on our liquidity and capital resources cannot be estimated at this time as these actions are in their early stages.

        Between July 31, 2002 and November 15, 2002, fourteen class-action lawsuits have been filed and are pending against us and current and former officers and/or directors (collectively, the "Defendants") in the United States District Court for the Northern District of California. The lawsuits allege that the Defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and rule 10b-5 promulgated thereunder by the SEC, by making a series of material misrepresentations as to the financial condition of the Company during the class period of July 31, 2001 to July 19, 2002. Several of the lawsuits further allege violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933. The plaintiffs are generally seeking to recover compensatory damages, costs and expenses incurred, interest and such other relief as the court may deem appropriate. We expect that these lawsuits will be consolidated into a single action in the United States District Court for the Northern District of California. Because these lawsuits were only recently filed, we are still evaluating the merits of these claims and formulating a defense to these actions.

        We are also a nominal defendant in five stockholder derivative lawsuits pending in Superior Court in the County of Santa Clara, California. These lawsuits, which were filed between July 31, 2002 and September 30, 2002, assert derivative claims on behalf of us against current and/or former officers and directors and others. The claims asserted in these lawsuits include insider trading, breach of fiduciary duties, aiding and abetting breaches of fiduciary duties, negligence and professional malpractice, negligent misrepresentation and omission, contribution and indemnification, abuse of control, gross mismanagement, unjust enrichment and breach of contract. These lawsuits seek damages suffered by us, treble damages for the sale of shares, costs and expenses of these actions and such other relief as the court may deem appropriate. Because these lawsuits were only recently filed, we are still evaluating the merits of these claims and its responsibilities with respect to the lawsuits.

        We have been informed that five of our shareholders have sued our independent accountants and the managing underwriter in our initial public offering, in connection with claims relating to the merger of Covalar Technologies Group, Inc. with us on February 15, 2002. As of the date of this filing, we have not been joined in the matter. We agreed to indemnify the underwriter in connection with our initial public offering. Accordingly, there is no assurance that we will not sustain any liability as a result of this lawsuit.

RISK FACTORS

RISKS ASSOCIATED WITH OUR BUSINESS

An investment in our securities is highly speculative.

        We have sustained a substantial decline in the value of our securities since announcing the accounting and financial inaccuracies in our previously filed financial statements and our securities have been delisted from the NASDAQ National Market System. We have also been named in several securities class-action and derivative lawsuits and been the subject of an SEC investigation. The ultimate cost and effect of these matters on the financial condition, results of operations, customer relations and management of the Company is unknown at this time. In addition, the Company is investigating informal and formal restructuring alternatives which potentially may dilute shareholder equity. Accordingly, an investment in our securities is highly speculative and should not be made unless you are prepared to lose your entire investment.

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

Our stock has been delisted from the Nasdaq National Market and a subsequent public market for our stock may never develop.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

  Interest Rate Risk

        We are exposed to interest rate risk on our $1.5 million convertible debenture and our investment portfolio which is primarily in fixed rate securities at June 30, 2002. We invest excess cash in debt instruments of the US Government and its agencies, and in high quality corporate issuers and, limit the amount of credit exposure to any one issuer. Changes in the fixed rate interest market would change the estimated value of our debenture. Our investments in fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates. We believe that a change in long-term interest rates would not have a material effect on our business, financial condition results of operations or cash flow. Our cash and cash equivalents consist of cash and highly liquid money market instruments with original or remaining maturities of 90 days or less. Because of the short maturities of these instruments, a sudden change in market interest rates would not have a material impact on the fair value of the portfolio, but it may cause the amount of income we derive to vary significantly from period to period. A hypothetical 10% increase in interest rates would result in approximately $106,000 decrease in the fair value of our available-for-sale securities as of June 30, 2002.

  Foreign Exchange Risk

        Our sales are primarily denominated in US dollars and, as a result, we have relatively little exposure to foreign currency exchange risk with respect to revenues. Our sales through our Japanese subsidiaries, which represented approximately 10% of total revenues for the three months ended June 30, 2002, are denominated in yen. A 10% adverse change in yen exchange rates would not have had material impact on revenues for the three months ended June 30, 2002. Additionally, our exposure to foreign exchange rate fluctuations arises in part from inter-company accounts which can be denominated in the functional currency of the foreign subsidiary. As exchange rates vary when the accounts are translated, results may vary from expectations and adversely impact earnings. The effect of foreign exchange rate fluctuations for the three months ended June 30, 2002 was not material.

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

PART II

Item 1. Legal Proceedings

        The information set forth in Note 3 to the Condensed Consolidated Financial Statements appearing in this report is incorporated herein by reference.

Item 2. Changes in Securities and Use of Proceeds

USE OF PROCEEDS FROM REGISTERED SECURITIES.

        The Company's Registration Statement on Form S-1 (Commission File No. 333-61810) for its initial public offering of common stock was declared effective on July 30, 2001. The Company sold a total of 6,900,000 shares of common stock to an underwriting syndicate for aggregate gross offering proceeds of $75.9 million. In connection with this offering, the Company incurred total expenses of approximately $7.2 million, consisting of $5.3 million for underwriting discounts and commissions, and approximately $1.9 million of other expenses. None of these expenses were paid directly or indirectly to any of the Company's directors, officers, or their associates, persons owning 10% or more of any class of the our securities, or affiliates of the corporation. Offering proceeds, net of expenses were approximately $68.7 million. The Company has applied the proceeds to temporary investments in a commercial money market investment account and has spent a portion of the proceeds on the acquisition of Tyecin, FabCentric, Covalar, and DYM, and to fund operating losses.

Item 5. Other Information

        On October 7, 2002, the Company filed a Current Report on Form 8-K reporting that it had unsuccessfully appealed a delisting determination made by the staff of the Nasdaq National Market (the "Staff"). In making its initial delisting determination, the Staff cited the Company's failure to satisfy applicable Nasdaq listing criteria. The Company further reported in that Current Report that it intended to pursue a subsequent appeal. Since that time, the Company has been unable to resolve several of the issues raised by the Staff in making its determination. As a result, the Company notified the Nasdaq Stock Market on November 11, 2002 that it was withdrawing its appeal of the delisting determination. The Company's common stock is no longer traded on the Nasdaq National Market and there can be no assurance that an active market will develop for the Company's common stock.

Item 6. Exhibits and Reports on Forms 8-K

  (a)

Exhibit	Description
99.1	Certification filed pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
  (b)
  The Company filed the following Current Reports on Form 8-K during the three months ended June 30, 2002:

  •
  Amended Current Report on Form 8-K/A, filed April 18, 2002;

  •
  Current Report on Form 8-K, filed April 22, 2002; and

  •
  Amended Current Report on Form 8-K/A, filed June 24, 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

December 16, 2002
HPL Technologies, Inc.
	By:	/s/ THOMAS TOMASETTI Thomas Tomasetti President and Chief Executive Officer

CERTIFICATIONS

        I, Michael P. Scarpelli, certify that:

        1.    I have reviewed this quarterly report on Form 10-Q of HPL Technologies, Inc.;

        2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: December 16, 2002
/s/ MICHAEL P. SCARPELLI Michael P. Scarpelli Chief Financial Officer

        I, Thomas Tomasetti, certify that:

        1.    I have reviewed this quarterly report on Form 10-Q of HPL Technologies, Inc.;

        2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: December 16, 2002
/s/ THOMAS TOMASETTI Thomas Tomasetti Chief Executive Officer

EXHIBIT INDEX

Exhibit	Description
99.1	Certification filed pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

QuickLinks

HPL Technologies, Inc. Table of Contents
PART I—FINANCIAL INFORMATION
  Item 1. Condensed Consolidated Financial Statements
HPL Technologies, Inc. Condensed Consolidated Statements of Operations (In thousands, except per share amounts) (unaudited)
HPL Technologies, Inc. Condensed Consolidated Balance Sheets (In thousands, except per share data) (unaudited)
HPL Technologies, Inc. Condensed Consolidated Statements of Cash Flows (In thousands) (unaudited)
HPL Technologies, Inc. Notes to the unaudited Condensed Consolidated Financial Statements
HPL TECHNOLOGIES, INC. CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (in thousands, except per share data) Three Months Ended June 30, 2001
HPL TECHNOLOGIES, INC. CONDENSED CONSOLIDATED BALANCE SHEET (in thousands, except per share data) June 30, 2001
HPL TECHNOLOGIES, INC. CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (in thousands) Three Months Ended June 30, 2001
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
RISK FACTORS
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
PART II
  Item 1. Legal Proceedings
  Item 2. Changes in Securities and Use of Proceeds
  Item 5. Other Information
  Item 6. Exhibits and Reports on Forms 8-K
SIGNATURES
CERTIFICATIONS
EXHIBIT INDEX