Form 10-Q
period 2002-09-30
HPL TECHNOLOGIES INC
filed 2002-12-17
CIK 1121980

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002
OR
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days YES ☐    NO ☒.

As of October 31, 2002, there were 31,084,167 shares of Common Stock outstanding.

HPL Technologies, Inc.
Table of Contents

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

HPL Technologies, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(unaudited)

	Three Months ended September 30,		Six Months ended September 30,
	2002	2001	2002	2001
		(As restated)		(As restated)
Revenues:
Software licenses	$1,945	$(852)	$2,002	$(580)
Consulting services, maintenance and other	2,538	134	4,760	453

Total revenues	4,483	(718)	6,762	(127)

Cost of revenues:
Software licenses	97	151	97	290
Consulting services, maintenance and other (1)	751	24	1,361	83

Total cost of revenues	848	175	1,458	373

Gross profit (loss)	3,635	(893)	5,304	(500)

Operating expenses:
Research and development (1)	3,207	1,431	6,826	2,589
Sales, general and administrative (1)	7,327	1,608	12,053	3,690
Stock-based compensation	(245)	818	461	1,823
Amortization of intangible assets	367	7	830	14

Total operating expenses	10,656	3,864	20,170	8,116

Loss from operations	(7,021)	(4,757)	(14,866)	(8,616)
Interest income (expense) and other, net	135	318	330	266

Net loss	$(6,886)	$(4,439)	$(14,536)	$(8,350)

Net loss per share—basic and diluted	$(0.22)	$(0.20)	$(0.48)	$(0.41)

Shares used in per share calculations—basic and diluted	30,784	22,674	30,574	20,255

(1)
Excludes the following stock-based compensation charges:

Cost of revenues	$5	$9	$17	$23
Research and development	(25)	131	117	421
Sales, general and administrative	(225)	678	327	1,379

	$(245)	$818	$461	$1,823

The accompanying notes are an integral part of these condensed consolidated financial statements.

HPL Technologies, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except per share data)
(unaudited)

	September 30, 2002	March 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$16,892	$32,798
Short-term investments	12,090	14,311
Accounts receivable, net	2,683	1,212
Unbilled accounts receivable	760	783
Prepaid expenses and other current assets	4,938	3,870

Total current assets	37,363	52,974
Property and equipment, net	2,968	3,147
Goodwill	58,585	42,040
Other intangible assets, net	3,171	2,701
Other assets	807	446

Total assets	$102,894	$101,308

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,370	$2,570
Accrued liabilities	7,707	5,755
Deferred revenue	7,996	7,893
Capital lease obligations—current portion	508	194
Convertible debenture	1,500	1,500

Total current liabilities	19,081	17,912
Capital lease obligations—net of current portion	251	280
Deferred revenue	165	—
Other liabilities	655	800

Total liabilities	20,152	18,992

Contingencies and Commitments (Note 3)
Stockholders' equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, no shares issued and outstanding at September 30, 2002 and March 31, 2002	—	—
Common stock, $0.001 par value; 75,000 shares authorized; 30,784 and 29,400 shares issued and outstanding at September 30, 2002 and March 31, 2002	31	29
Additional paid-in capital	124,604	112,369
Deferred stock-based compensation	(1,489)	(4,017)
Accumulated deficit	(40,422)	(25,886)
Accumulated other comprehensive income (loss)	18	(179)

Total stockholders' equity	82,742	82,316

Total liabilities and stockholders' equity	$102,894	$101,308

The accompanying notes are an integral part of these condensed consolidated financial statements.

HPL Technologies, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Six months ended September 30,
	2002	2001
		(As restated)
Cash flows from operating activities:
Net loss	$(14,536)	$(8,350)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,791	139
Accreted interest expense	—	25
Stock-based compensation	461	1,823
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(1,366)	2,290
Unbilled accounts receivable	23	—
Prepaid expenses and other current assets	(1,045)	(542)
Other assets	89	—
Accounts payable	(1,370)	1,468
Accrued liabilities	(230)	1,318
Other liabilities	(84)	—
Deferred revenue	(668)	(268)

Net cash used in operating activities	(16,935)	(2,097)

Cash flows from investing activities:
Acquisition of property and equipment	(285)	(127)
Issuance of notes receivable	(450)	(2,745)
Acquisitions, net of cash acquired	(2,012)	—
Sale of short-term investments, net	2,266	—

Net cash used in investing activities	(481)	(2,872)

Cash flows from financing activities:
Repayments of notes payable	—	(200)
Issuance of common stock	164	68,729
Principal payments on capital lease obligations	(106)	(42)
Amounts received from HPL's former Chief Executive Officer	1,300	—

Net cash provided by financing activities	1,358	68,487

Effect of exchange rate changes on cash and cash equivalents	152	—

Net increase (decrease) in cash and cash equivalents	(15,906)	63,518
Cash and cash equivalents at beginning of period	32,798	989

Cash and cash equivalents at end of period	$16,892	$64,507

Supplemental disclosures of cash flow information:
Acquisition of property and equipment under capital lease obligations	$391	$32
Issuance of common stock and options assumed in connection with acquisition	$14,178	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

HPL Technologies, Inc.
Notes to the unaudited Condensed Consolidated Financial Statements

NOTE 1. GENERAL

        The unaudited condensed consolidated financial statements have been prepared by HPL Technologies, Inc., a Delaware corporation (the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended March 31, 2002 included in the Company's Annual Report on Form 10-K/A filed with the SEC. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present a fair statement of financial position as of September 30, 2002 and 2001, and results of operations for the three months and six months ended September 30, 2002 and 2001, and cash flows for the six-month period ended September 30, 2002 and 2001, have been made. The results of operations for the three and six months ended September 30, 2002 are not necessarily indicative of the operating results for the full fiscal year or any future periods. Certain amounts for prior periods have been restated and reclassified to conform to the current period presentation. See Note 2.

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

NOTE 2. RESTATEMENT

        On July 19, 2002, the Company announced that the Audit Committee had initiated an investigation into a number of accounting irregularities involving revenue reported during prior periods. The purpose of this investigation was to determine the scope and magnitude of these accounting irregularities and identify any necessary corrections to be made to the Company's previously issued consolidated financial statements. The Company also announced a number of changes to its executive management team. As a result of the internal accounting investigation, the Company's consolidated balance sheets as of March 31, 2002 and 2001 and consolidated statements of operations, cash flows and stockholders' equity (deficit) for the years ended March 31, 2002 and 2001were presented on a restated basis in the Company's Annual Report on Form 10-K/A filed on November 8, 2002 with the restatement for the quarterly period ended September 30, 2001 contained herein.

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

        As a result of the items noted above, the Company has identified that the previously reported revenues for the three and six months ended September 30, 2001 were overstated by approximately $6.5 million and $11.0 million related to fictitious transactions, and $1.2 million and $1.7 million related to improper revenue recognition due to altered supporting documents used to support the previous timing of revenue recognition, respectively. As a result of the adjustments necessary to correct the above irregularities, the Company has also deferred previously expensed costs of goods sold directly related to revenue deferred. The Company also revised the provisions for income taxes that were previously recorded in the consolidated financial statements. The tax related adjustments affected various asset and liability accounts.

        During the three months ended September 30, 2001, the Company sold $3.2 million of software to its Japanese distributor and then immediately repurchased the software through its Japanese subsidiary for $3.2 million. In addition, the Company entered into an agreement to pay its Japanese distributor $950,000 related to this transaction. The restated financial statements reflect the reversal of the software sale and a further reduction to revenue of $950,000 and increase in accrued liabilities relating to the payment to its Japanese distributor, which was made in December 2001.

        The Company's investigation identified approximately $3.2 million, purported to represent proceeds from the collection of accounts receivable related to fictitious sales transactions, recorded as cash during the three months ended September 30, 2001. These amounts were determined to be fictitious and therefore eliminated from cash in the September 30, 2001 balance sheet.

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

        During the year ended March 31, 2001, the Company sold certain software and maintenance to a related party for approximately $300,000 and recognized the revenue on this transaction. On or about the same time as agreeing to sell software to this company, HPL agreed to buy software from that company. During September 2001, the Company purchased $500,000 of software from this same company and capitalized the cost of this software. The Company believes the sale of software to the company, and the purchase of software in September 2001 from the company were negotiated at approximately the same time. As such, the financial statements reflect no revenue on this transaction in the year ended March 31, 2001. The restated financial statements for the three and six months ended September 30, 2001 reflect a net expense in selling, general and administrative expense of $200,000 for the software purchase.

        During the three months ended September 30, 2001, the Company entered a transaction with Selastar Corporation ("Selastar"), a Japanese company owned by former employees of the Company's Japanese subsidiary and a former member of the Company's board of directors. The Company paid Selastar approximately $600,000 of which $545,000 was paid back to the Company and recorded as payment on a fictious sale transaction and the payment of $600,000 was recorded as sales and marketing expenses. The restated financial statements reflect the reversal of this revenue and this expense in the three months ended September 30, 2001.

        The following are the reconciliations of the Company's results of operations, financial position and cash flows from financial statements previously filed to these restated and reclassified financial statements:

HPL Technologies, Inc.
Condensed Consolidated Statement of Operations
(in thousands, except per share data)

Three Months Ended September 30, 2001

	As Previously Reported	Adjustments	As Restated
Revenues:
Software licenses	$6,087	$(6,939)	$(852)
Consulting services, maintenance and other	895	(761)	134

Total revenues	6,982	(7,700)	(718)

Cost of revenues:
Software licenses	151	—	151
Consulting services, maintenance and other (1)	383	(359)	24

Total cost of revenues	534	(359)	175

Gross profit (loss)	6,448	(7,341)	(893)

Operating expenses:
Research and development (1)	1,454	(23)	1,431
Selling, general and administrative (1)	2,049	(441)	1,608
Stock-based compensation	818	—	818
Amortization of intangible assets	7	—	7

Total operating expenses	4,328	(464)	3,864

Income (loss) from operations	2,120	(6,877)	(4,757)
Interest income (expense) and other, net	318	—	318

Income (loss) before income taxes	2,438	(6,877)	(4,439)
Provision for income taxes	1,317	(1,317)	—

Net income (loss)	$1,121	$(5,560)	$(4,439)

Net income (loss) per share:
Basic	$0.05		$(0.20)

Diluted	$0.04		$(0.20)

Shares used in computing per share amounts:
Basic	22,674		22,674

Diluted	31,794		22,674

(1)
Excludes the following stock-based compensation charges:

Cost of revenues	$9	$9
Research and development	131	131
Selling, general and administrative	678	678

	$818	$818

HPL Technologies, Inc.
Condensed Consolidated Statement of Operations
(in thousands, except per share data)

Six Months Ended September 30, 2001

	As Previously Reported	Adjustments	As Restated
Revenues:
Software licenses	$11,073	$(11,653)	$(580)
Consulting services, maintenance and other	1,466	(1,013)	453

Total revenues	12,539	(12,666)	(127)

Cost of revenues:
Software licenses	392	(102)	290
Consulting services, maintenance and other (1)	469	(386)	83

Total cost of revenues	861	(488)	373

Gross profit (loss)	11,678	(12,178)	(500)

Operating expenses:
Research and development (1)	2,612	(23)	2,589
Selling, general and administrative (1)	4,131	(441)	3,690
Stock-based compensation	1,823	—	1,823
Amortization of intangible assets	14	—	14

Total operating expenses	8,580	(464)	8,116

Income (loss) from operations	3,098	(11,714)	(8,616)
Interest income (expense) and other, net	266	—	266

Income (loss) before income taxes	3,364	(11,714)	(8,350)
Provision for income taxes	1,817	(1,817)	—

Net income (loss)	$1,547	$(9,897)	$(8,350)

Net income (loss) per share:
Basic	$0.08		$(0.41)

Diluted	$0.05		$(0.41)

Shares used in computing per share amounts:
Basic	20,255		20,255

Diluted	29,497		20,255

(1)
Excludes the following stock-based compensation charges:

Cost of revenues	$23	$23
Research and development	421	421
Selling, general and administrative	1,379	1,379

	$1,823	$1,823

HPL Technologies, Inc.
Condensed Consolidated Balance Sheet
(in thousands, except share and per share data)

September 30, 2001

	As Previously Reported	Adjustments	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$67,707	$(3,200)	$64,507
Accounts receivable, net	10,585	(10,403)	182
Prepaid expenses and other current assets	1,400	419	1,819

Total current assets	79,692	(13,184)	66,508
Property and equipment, net	957	(458)	499
Intangible assets, net	18	—	18
Other assets	2,926	—	2,926

Total assets	$83,593	$(13,642)	$69,951

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,883	$—	$1,883
Accrued liabilities	2,124	950	3,074
Income tax payable	3,369	(3,369)	—
Deferred revenue	2,318	5,650	7,968
Convertible debenture	1,500	—	1,500

Total current liabilities	11,194	3,231	14,425
Capital lease obligations—net of current portion	85	—	85

Total liabilities	11,279	3,231	14,510

Stockholders' equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, no shares issued and outstanding	—	—	—
Common stock, $0.001 par value; 75,000 shares authorized; 26,817 shares issued and outstanding	27	—	27
Additional paid-in capital	78,460	—	78,460
Deferred stock-based compensation	(3,728)	—	(3,728)
Accumulated deficit	(2,445)	(16,873)	(19,318)

Total stockholders' equity	72,314	(16,873)	55,441

Total liabilities and stockholders' equity	$83,593	$(13,642)	$69,951

HPL Technologies, Inc.
Condensed Consolidated Statement of Cash flows
(in thousands)

Six Months Ended September 30, 2001

	As Previously Reported	Adjustments	As Restated
Cash flows from operating activities:
Net income (loss)	$1,547	$(9,897)	$(8,350)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	180	(41)	139
Accreted interest expense	25	—	25
Stock-based compensation	1,823	—	1,823
Changes in assets and liabilities:
Accounts receivable	(5,757)	8,047	2,290
Prepaid expenses and other current assets	(429)	(113)	(542)
Accounts payable	1,468	—	1,468
Accrued liabilities	1,018	300	1,318
Income taxes payable	1,817	(1,817)	—
Deferred revenue	(89)	(179)	(268)

Net cash provided by (used in) operating activities	1,603	(3,700)	(2,097)

Cash flows from investing activities:
Acquisition of property and equipment	(627)	500	(127)
Issuance of note receivable	(2,745)	—	(2,745)

Net cash used in investing activities	(3,372)	500	(2,872)

Cash flows from financing activities:
Repayment of notes payable	(200)	—	(200)
Issuance of common stock	68,729	—	68,729
Principal payments on capital lease obligations	(42)	—	(42)

Net cash provided by financing activities	68,487	—	68,487

Net increase in cash and cash equivalents	66,718	(3,200)	63,518
Cash and cash equivalents at beginning of period	989	—	989

Cash and cash equivalents at end of period	$67,707	$(3,200)	$64,507

Supplemental disclosures of cash flow information:
Acquisition of property and equipment under capital lease obligations	$32		$32

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

NOTE 4. ACQUISITION

        On April 10, 2002, the Company acquired 100% of the outstanding common and preferred shares of Defect & Yield Management, Inc. ("DYM"), a defect analysis and yield optimization software company offering software solutions to semiconductor companies. The results of DYM have been included in the consolidated financial statements from April 10, 2002, the acquisition date. In connection with the acquisition, the Company issued 967,260 shares of its common stock, paid $2.0 million in cash and assumed options to purchase up to 82,740 shares of the Company's common stock. The Company may also be required to issue up to $5.0 million of common stock to the former DYM shareholders if a certain number of customer maintenance contracts with the current DYM installed base of customers are achieved in the one-year period ending April 9, 2003. This may result in substantial dilution to the Company. The transaction has been accounted for using the purchase method of accounting. The acquisition of DYM provides the Company access to an installed customer base in over 70 facilities worldwide.

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

        The following unaudited pro forma revenues, net loss and net loss per share data for the three and six months ended September 30, 2002 and 2001 are based on the respective historical financial statements of the Company, Tyecin-Innotech Corporation ("Tyecin"), FabCentric, Inc. ("FabCentric"), Covalar Technologies Group, Inc. ("Covalar") and DYM. The pro forma data reflects the consolidated results of operations as if the acquisitions of Tyecin, FabCentric, Covalar and DYM occurred at the beginning of each of the periods indicated and includes the amortization of intangible assets and deferred compensation. The pro forma financial data presented are not necessarily indicative of the Company's results of operations that might have occurred had the transactions been completed at the beginning of the periods specified, and do not purport to represent what the Company's consolidated results of operations might be for any future period.

(Unaudited Pro Forma)
(in thousands except for per share data)

	Three months ended September 30,
	2002	2001
Revenues	$4,483	$2,334
Net loss	(6,886)	(8,030)
Net loss per share—basic and diluted	$(0.22)	$(0.31)
Shares used in computing per share amounts—basic and diluted	30,784	25,826
	Six months ended September 30,
	2002	2001
Revenues	$6,881	$6,103
Net loss	(14,542)	(14,764)
Net loss per share—basic and diluted	$(0.48)	$(0.63)
Shares used in computing per share amounts—basic and diluted	30,574	23,407

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

        The total number of shares excluded from the calculation of diluted net loss per share are detailed in the table below (in thousands):

	Three months ended September 30,
	2002	2001
Outstanding stock options	4,413	7,730
Convertible debenture	1,032	1,032
Shares issuable under warrants	55	138
Contingent shares issuable to former Covalar shareholders	600	—

Total	6,100	8,900

NOTE 6. CONCENTRATION OF CREDIT RISK

        Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents, short-term investments, unbilled receivables, accounts receivable and a note receivable. Cash and cash equivalents are deposited with financial institutions that management believes are credit worthy. The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral from its customers. At September 30, 2002, three customers accounted for 26%, 18% and 10% of the Company's accounts receivable and unbilled receivables combined. At September 30, 2001, as restated, two customers accounted for 47% and 46% of the Company's accounts receivable.

        For the three and six months ended September 30, 2002, the Company derived 57%, and 49% of its revenue from two end-user customers.

        Excluding the revenue reduction of $950,000, revenue during the three and six months ended September 30, 2001 was $232,000 and $823,000, respectively ( see Note 2 as restated):

  For the three months ended September 30, 2001, as restated, the Company derived 77% of its revenues from four end-user customers that individually represented 32%, 19%, 14% and 12% of the Company's total revenues, respectively.

  For the six months ended September 30, 2001, as restated, the Company derived 84% of its revenues from five end-user customers that individually represented 21%, 21%, 19%, 13% and 10% of the Company's total revenues, respectively.

        On September 4, 2002, the Company's Japanese distributor, Canon Sales Co., Inc. ("Canon") notified the Company that they intend to terminate its distribution agreement on March 31, 2003, the end of the initial term of the distribution agreement. Canon accounted for 43% and 26% of total revenues in the three and six months ended September 30, 2002, respectively. Excluding the revenue reduction of $950,000, Canon accounted for 32% and 3% of total revenues in the three and six months ended September 30, 2001, respectively.

NOTE 7. COMPREHENSIVE LOSS

        Comprehensive loss consists of gains and losses that are not recorded in the statements of operations but instead are recorded directly to stockholders' equity. For the three and six months ended September 30, 2002, comprehensive loss was $6,884,000 and $14,339,000, respectively. The difference between net loss and comprehensive loss for the three and six months ended September 30, 2002, is the result of unrecognized foreign currency exchange gains and the net unrecognized gains and losses on available for sale securities in the aggregate amount of $2,000 and $197,000, respectively. For the three and six months ended September 30, 2001, the Company had no components of comprehensive loss other than net loss.

NOTE 8. ACCRUED LIABILITIES

        Accrued liabilities consist of the following (in thousands):

	September 30, 2002	March 31, 2002
Payroll and related expenses	$844	$588
Severance accrual (see Note 10)	807	—
Professional fees	792	638
Other accrued expenses	929	1,494
Amounts received from HPL's former Chief Executive Officer (see Note 13)	4,335	3,035

	$7,707	$5,755

NOTE 9. CONVERTIBLE DEBENTURE

        In February 2000, the Company issued a $1.5 million convertible debenture against which all of the assets of Heuristic Physics Laboratories, Inc., a wholly owned subsidiary of the Company, have been pledged as security. The debenture bears interest at the rate of 8% per annum. This debenture may be converted at any time at the option of the holder to common stock of the Company, at a conversion price of $1.45 per share. The debenture, if not converted, is due on February 15, 2005. The note provides that following the completion of the Company's initial public offering, the holder has the right to demand repayment. As of September 30, 2002, the holder has not demanded repayment.

        At September 30, 2002, the Company was not in compliance with certain non-financial covenants of the debenture. As a result, the debenture holder may declare all outstanding obligations under the debenture immediately due and payable. If the Company repays the debenture, the debenture holder will forfeit its right to convert the debenture into 1,032,388 shares of common stock of the Company at $1.45 per share.

NOTE 10. REDUCTION IN WORKFORCE

        On September 27, 2002, the Company implemented a reduction in workforce plan, reducing its headcount by 89 people worldwide. These reductions were primarily in the United States. The severance benefits associated with this reduction of approximately $807,000 is included in selling, general and administrative expenses in the three months ended September 30, 2002. As of September 30, 2002, none of these severance benefits were paid. Most of these severance benefits are expected to be paid in the December 31, 2002 quarter.

        This reduction in workforce has resulted in previously expensed stock-based compensation charges totaling $907,000 being reversed in the three months ended September 30, 2002. Additionally, $2.1 million of associated deferred stock based compensation and additional paid-in capital related to these terminated employees was reversed as of September 30, 2002.

NOTE 11. INTANGIBLE ASSETS

        Intangible assets consist of the following (in thousands):

		September 30, 2002
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Existing technology	3 years	$2,760	$(554)	$2,206
Modular library	3 years	1,220	(255)	965

		$3,980	$(809)	$3,171

		March 31, 2002
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Existing technology	3 years	$1,460	$(94)	$1,366
Modular library	3 years	1,220	(51)	1,169
Order backlog	6 months	310	(144)	166

		$2,990	$(289)	$2,701

        The amortization of intangible assets for the three and six months ended September 30, 2002 was $367,000 and $830,000, respectively. The amortization of intangible assets for the three and six months ended September 30, 2001 was $7,000 and $14,000, respectively.

        The estimated future amortization of intangible assets for the fiscal years ending March 31 are as follows (in thousands):

2003 (third and fourth quarters)	$663
2004	1,327
2005	1,181

$3,171

NOTE 12. SEGMENT AND GEOGRAPHIC INFORMATION

        The Company has determined that it has one reportable business segment: the sale of yield optimization software and services used in the design, fabrication and testing of semiconductors and flat panel displays.

        For the three months ended September 30, 2002, sales to end-user customers located in the United States, Japan, Singapore and the rest of the world accounted for 33%, 41%, 13% and 13% of the Company's total revenues, respectively. For the three months ended September 30, 2001, excluding the revenue reduction of $950,000 (Note 2), sales to end-user customers located in the United States, Japan, and the rest of the world accounted for 63%, 32% and 5% of the Company's total revenues, respectively.

        For the six months ended September 30, 2002, sales to end-user customers located in the United States, Japan and the rest of the world accounted for 49%, 32% and 18% of the Company's total revenues, respectively. For the six months ended September 30, 2001, excluding the revenue reduction of $950,000 (Note 2), sales to end-user customers located in the United States, Japan, and the rest of the world accounted for 74%, 3% and 23% of the Company's total revenues, respectively.

NOTE 13. RELATED PARTY TRANSACTIONS

        During the six months ended September 30, 2002, the former Chief Executive Officer of the Company had deposited approximately $1.3 million into the Company's bank accounts, which amounts were purported to have represented proceeds from the payment of accounts receivable related to the fictitious sales transactions described in Note 2. As of September 30, 2002, including amounts previously deposited, there was $4.3 million included in accrued liabilities representing amounts received from the Company's former Chief Executive Officer. The Company does not expect it will be required to repay this sum because the Company believes it has offsetting claims against its former Chief Executive Officer.

        See Note 2 for other related party transactions.

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

        On April 10, 2002, we acquired Defect & Yield Management, Inc. ("DYM"), a company engaged in the sales and support of fab floor defect data management software. In connection with the acquisition, we paid the shareholders $2.0 million in cash, issued 967,260 shares of common stock and agreed to assume options to purchase up to 82,740 shares of common stock. The total value of the transaction, including estimated transaction costs of $900,000 was $17.1 million. We may issue additional shares of common stock with a value of up to $5.0 million, depending on the number of qualifying software maintenance contracts, as defined, entered into by DYM in the first year following the effective date of the acquisition. The acquisition provided the Company access to an installed customer base in over 70 facilities worldwide.

        Our standard payment terms for our customers provide for payment in 30 days. It is frequently the case that our receivables are outstanding for more than 30 days. Our accounts receivable from international customers have been outstanding longer than our domestic receivables and we expect this to continue to be the case.

        In the three and six months ended September 30, 2002 and 2001, a relatively small number of customers have accounted for a large portion of our revenues, and the composition of our major customers has changed from period to period. This is because we currently have a limited sales force, our products have a lengthy sales cycle and we recognize relatively large license revenues upon entering into perpetual licensing agreements. Excluding the revenue reduction of $950,000 during three months ended September 30, 2001, we had three and four end customers that individually accounted for at least 10% of our revenues in the three months ended September 30, 2002 and 2001, respectively. In the aggregate, these end customers accounted for 57% and 77% of our revenues in the three months ended September 30, 2002 and 2001, respectively. Excluding the revenue reduction of $950,000 during three months ended September 30, 2001, we had two and five end customers that individually accounted for at least 10% of our revenues in the six months ended September 30, 2002 and 2001, respectively. In the aggregate, these end customers accounted for 49% and 84% of our revenues in the six months ended September 30, 2002 and 2001, respectively. If we expand our sales and marketing activities and increase our sales force, we expect to gain a larger number of customers and experience less significant customer concentration.

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

        On September 4, 2002, our Japanese distributor, Canon Sales Co., Inc. ("Canon") notified us that they intend to terminate our distribution agreement on March 31, 2003, the end of the initial term of the distribution agreement. Excluding the revenue reduction of $950,000, Canon accounted for 43%, 26%, 32% and 3% of our revenues in the three and six months ended September 30, 2002 and 2001, respectively.

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

        We performed an impairment review in accordance with SFAS 142 at April 1, 2002 and determined that there was no impairment in goodwill at April 1, 2002.

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

        In July 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. We do not expect the adoption of SFAS 146 to have a material impact on our operating results or financial position. Additionally, we performed interim impairment reviews at June 30, 2002 and September 30, 2002 and determined there was no impairment in goodwill at those dates.

Results of Operations

Comparison of the three months and six months ended September 30, 2002 and September  30, 2001, as restated

        Revenues.    Total revenues increased to $4.5 million in the three months ended September 30, 2002 from $(718,000) in the three months ended September 30, 2001. Total revenues increased to $6.8 million in the six months ended September 30, 2002 from $(127,000) in the six months ended September 30, 2001. Our sales cycle for the license of our software products has historically been very long. Our products are new and our customers spend a significant amount of time evaluating our products. Customer purchase orders typically include integration and installation services, rights of return and acceptance criteria. As such, we defer a significant amount of our license revenue until integration and installation services are complete, rights of return lapse and final acceptance occurs.

        Revenues were highly concentrated, with 57% and 49% of total revenues in the three and six months ended September 30, 2002 coming from three and two end customers respectively, and 77% and 84% of total revenues in the three and six months ended September 30, 2001, excluding the revenue reduction of $950,000, coming from four and five end customers, respectively.

        Software license revenue increased to $1.9 million in the three months ended September 30, 2002, from $(852,000) in the three months ended September 30, 2001. Software license revenue increased to $2.0 million in the six months ended September 30, 2002, from $(580,000) in the six months ended September 30, 2001. The license revenue for the three and six months ended September 30, 2001 is negative because in the three months ended September 30, 2001, we agreed to pay our Japanese distributor $950,000 which has been reflected as a reduction in license revenue. The amount of our license revenue is currently at levels that have resulted in no meaningful trend from period to period. Our ability to sell our products in the future may also be affected by the current decline in capital spending by potential customers in the semiconductor industry.

        Consulting services, maintenance and other revenues increased to $2.5 million in the three months ended September 30, 2002, from $134,000 in the three months ended September 30, 2001. Consulting services, maintenance and other revenues increased to $4.8 million in the six months ended September 30, 2002, from $453,000 in the six months ended September 30, 2001. These increases were due to an increase in consulting services related to our acquisition of Covalar and an increase in maintenance fees from a greater number of customers, both existing customers and from our acquisitions.

        Gross profit.    As a percentage of revenues, gross profit was 81% and 78% for the three and six months ended September 30, 2002. The gross profit for the three and six months ended September 30, 2001 is not meaningful due to the $950,000 payment to our Japanese distributor which is reflected as a reduction in revenue. Gross profit has been and will continue to be affected by a variety of factors, the most important of which is the relative mix of revenues among software licenses, maintenance fees and consulting services. The quarter-to-quarter increase in gross profit as a percentage of revenue was the result of a higher percentage of revenues generated from licenses versus consulting services in the three months ended September 30, 2002.

        Research and development.    Research and development expenses increased to $3.2 million in the three months ended September 30, 2002, compared to $1.4 million in the three months ended September 30, 2001. Research and development expenses increased to $6.8 million in the six months ended September 30, 2002, compared to $2.6 million in the six months ended September 30, 2001. These increases are primarily attributable to the hiring of additional software engineers and technical staff and increases of headcount related to acquisitions completed after September 30, 2001. Salaries and related benefits of research and development engineers represent the single largest component of our research and development expenses.

        Sales, general and administrative.    Sales, general and administrative expenses for the three months ended September 30, 2002 were $7.3 million compared to $1.6 million in the three months ended September 30, 2001. Sales, general and administrative expenses for the six months ended September 30, 2002 were $12.1 million compared to $3.7 million in the six months ended September 30, 2001. Included in the costs for the three months ended September 30, 2002 is $2.1 million in professional fees related to the special investigation and resultant restatement of our financial statements, $378,000 in directors and officers liability insurance premiums, $350,000 related to the IDS settlement, and $807,000 in severance related benefits. The balance of the increase in costs was primarily due to increases in headcount and increases related to acquisitions we completed after September 30, 2001.

        Stock-based compensation.    Stock-based compensation expense for the three and six months ended September 30, 2002 was a recovery of $245,000 and an expense of $461,000, compared with expenses of $818,000 and $1.8 million for the three and six months ended September 30, 2001, respectively. Stock-based compensation expense in the three and six months ended September 30, 2002 decreased as a result of our reduction in workforce on September 30, 2002 and the resulting reversal of previously expensed stock-based compensation which was not earned by the terminated employees. Additionally, as a result of our acquisitions where we have recorded deferred compensation related to stock options assumed, we expect stock-based compensation expense in the near term to increase and then decrease in the future.

        Amortization of intangible assets.    Amortization of intangible assets was $367,000 and $830,000 in the three and six months ended September 30, 2002, compared to $7,000 and $14,000 in the three and six months ended September 30, 2001. This increase in amortization resulted from the acquisitions of FabCentric, Covalar and DYM post September 30, 2001.

        Interest income (expense) and other, net.    Interest income, net of interest and other expenses for the three and six months ended September 30, 2002 was $135,000 and $330,000, respectively, compared with $318,000 and $266,000, for the three and six months ended September 30, 2001, respectively. The change is a direct result of the proceeds received on our initial public offering on July 30, 2001 and the subsequent decrease in cash balances as cash was used for acquisitions and to fund operations, further reduced as a result of falling interest rates.

        Provision for income taxes.    In the three and six months ended September 30, 2002 and 2001, we incurred operating losses for which we have recorded valuation allowances for the full amount of our net deferred tax assets, because the future realization of the deferred tax assets was not likely as of September 30, 2002 and 2001.

LIQUIDITY AND CAPITAL RESOURCES, AS RESTATED

        At September 30, 2002, we had approximately $29.0 million in cash and cash equivalents and short-term investments.

        Net cash used in operating activities for the six months ended September 30, 2002 was approximately $16.9 million compared to $2.1 million used in operating activities for the six months ended September 30, 2001. Our cash used in operations for the six months September 30, 2002 was primarily due to our net loss, adjusted for certain non-cash items including depreciation and amortization and stock-based compensation. Our cash used in operations for the six months ended September 30, 2001 was primarily attributed to our net loss, adjusted for certain non-cash items including the depreciation and amortization, stock-based compensation, deferred revenue, collection of accounts receivables and increases in accounts payable and accrued liabilities.

        Net cash used in investing activities was $500,000 for the six months ended September 30, 2002 compared to $2.9 million for the six months ended September 30, 2001. Our investing activities for the six months ended September 30, 2002 consisted primarily of the acquisition of DYM and equipment purchases. The investing activities for the six months ended September 30, 2001 consisted of the issuance of a note receivable and the purchase of equipment.

        Net cash provided by financing activities was $1.4 million for the six months ended September 30, 2002, primarily from amounts received from our former Chief Executive Officer, and proceeds from exercise of stock options, partially offset by the repayment of capital lease obligations. Net cash provided by financing activities was $68.5 million for the six months ended September 30, 2001, primarily from the issuance of common stock in connection with our initial public offering in July 2001, offset by repayment of notes payable and payments on capital lease obligations.

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

        We believe our current cash and cash equivalents, our short-term investments, and our cash flows from operations will be sufficient to meet our capital requirements for at least the next twelve months. Our future capital requirements will be adversely affected by slow or diminished revenue growth, committed research and development expenses, additional sales and marketing costs and higher general and administrative expenses, such as attorneys' fees and litigation costs. We do not believe that the Company will be able to raise additional capital until the litigation described below and other uncertainties and conditions are resolved.

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

        Between July 31, 2002 and November 15, 2002, fourteen class-action lawsuits have been filed and are pending against us and certain current and former officers and/or directors (collectively, the "Defendants") in the United States District Court for the Northern District of California. The lawsuits allege that the Defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and rule 10b-5 promulgated thereunder by the SEC, by making a series of material misrepresentations as to our financial condition during the class period of July 31, 2001 to July 19, 2002. Several of the lawsuits further allege violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933. The plaintiffs are generally seeking to recover compensatory damages, costs and expenses incurred, interest and such other relief as the court may deem appropriate. We expect that these lawsuits will be consolidated into a single action in the United States District Court for the Northern District of California. Because these lawsuits were only recently filed, we are still evaluating the merits of these claims and formulating a defense to these actions.

        We are also a nominal defendant in five stockholder derivative lawsuits pending in Superior Court in the County of Santa Clara, California. These lawsuits, which were filed between July 31, 2002 and September 30, 2002, assert derivative claims on behalf of us against our current and/or former officers and directors and others. The claims asserted in these lawsuits include insider trading, breach of fiduciary duties, aiding and abetting breaches of fiduciary duties, negligence and professional malpractice, negligent misrepresentation and omission, contribution and indemnification, abuse of control, gross mismanagement, unjust enrichment and breach of contract. These lawsuits seek damages suffered by us, treble damages for the sale of shares, costs and expenses of these actions and such other relief as the court may deem appropriate. Because these lawsuits were only recently filed, we are is still evaluating the merits of these claims and its responsibilities with respect to the lawsuits.

        We have been informed that five of our shareholders have sued our independent accountants and the managing underwriter our initial public offering, in connection with claims relating to the acquisition of Covalar Technologies Group, Inc. As of the date of this filing, we have not been joined in the matter. We agreed to indemnify the underwriter in connection with our initial public offering. Accordingly, there is no assurance that we will not sustain any liability as a result of this lawsuit.

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

        In July 2002, we received a Staff Determination Notice from the Nasdaq National Market informing us that our stock may be delisted due to a failure to comply with Nasdaq continued listing standards. We appealed the Nasdaq staff determination in August 2002 and were subsequently notified by Nasdaq that on September 30, 2002, our stock would no longer be listed on the Nasdaq National Market. Our stock is currently traded in the over-the-counter market or "pink sheets." Stocks trading in this market typically suffer significantly lower volume (liquidity) and lower share prices.

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

  Interest Rate Risk

        We are exposed to interest rate risk on our $1.5 million convertible debenture and our investment portfolio which is primarily in fixed rate securities at September 30, 2002. We invest excess cash in debt instruments of the US Government and its agencies, and in high quality corporate issuers and, limit the amount of credit exposure to any one issuer. Changes in the fixed rate interest market would change the estimated value of our debenture. Our investments in fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates. We believe that a change in long-term interest rates would not have a material effect on our business, financial condition results of operations or cash flow. Our cash and cash equivalents consist of cash and highly liquid money market instruments with original or remaining maturities of 90 days or less. Because of the short maturities of these instruments, a sudden change in market interest rates would not have a material impact on the fair value of the portfolio, but it may cause the amount of income we derive to vary significantly from period to period. A hypothetical 10% increase in interest rates would result in approximately $74,000 decrease in the fair value of our available-for-sale securities as of September 30, 2002.

  Foreign Exchange Risk

        Our sales are primarily denominated in US dollars and, as a result, we have relatively little exposure to foreign currency exchange risk with respect to revenues. Our sales through our Japanese subsidiaries, which represented approximately 10% of total revenues for the three months ended September 30, 2002, are denominated in yen. A 10% adverse change in yen exchange rates would not have had material impact on revenues for the three months ended September 30, 2002. Additionally, our exposure to foreign exchange rate fluctuations arises in part from inter-company accounts which can be denominated in the functional currency of the foreign subsidiary. As exchange rates vary when the accounts are translated, results may vary from expectations and adversely impact earnings. The effect of foreign exchange rate fluctuations for the six months ended September 30, 2002 was not material.

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

Item 4. Controls and Procedures

Evaluation of Controls and Procedures

        We maintain disclosure controls and procedures, which we have designed to ensure that material information related to the Company and its subsidiaries, is made known to our management and audit committee on a regular basis. In response to recent legislation and proposed regulations, we reviewed our internal control structure and our disclosure controls and procedures. As disclosed in our Form 10-K/A filed on November 8, 2002, the restatement of our March 31, 2002 and 2001 financial statements occurred as a result of material weaknesses in our system of internal controls and its operation. Starting in July 2002, we took measures to strengthen and ensure compliance with our internal controls to help prevent similar events from occurring again. These weaknesses have been discussed with our audit committee. The internal controls specifically addressed by us involve our sales order fulfillment and revenue recognition procedures, cash receipts and disbursements procedures and our segregation of duties. In addition, we have reviewed the qualifications and training of our management and employees and determined that they are sufficient to allow them to fulfill their assigned roles. We believe that our disclosure controls and procedures as of the date of this filing are adequate to enable us to comply with our disclosure obligations.

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
  (b)
  The Company filed the following Current Reports on Form 8-K during the three months ended September 30, 2002:

  •
  Current Report on Form 8-K, filed August 14, 2002; and

  •
  Current Report on Form 8-K, filed September 27, 2002.

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

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 16, 2002
/s/ MICHAEL P. SCARPELLI Michael P. Scarpelli Chief Financial Officer

I, Thomas Tomasetti, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of HPL Technologies, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 16, 2002
/s/ THOMAS TOMASETTI Thomas Tomasetti Chief Executive Officer

EXHIBIT INDEX

Exhibit	Description
99.1	Certification filed pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

QuickLinks

HPL Technologies, Inc. Table of Contents
PART I—FINANCIAL INFORMATION
  Item 1. Condensed Consolidated Financial Statements
HPL Technologies, Inc. Condensed Consolidated Statements of Operations (In thousands, except per share amounts) (unaudited)
HPL Technologies, Inc. Condensed Consolidated Balance Sheets (In thousands, except per share data) (unaudited)
HPL Technologies, Inc. Condensed Consolidated Statements of Cash Flows (In thousands) (unaudited)
HPL Technologies, Inc. Notes to the unaudited Condensed Consolidated Financial Statements
HPL Technologies, Inc. Condensed Consolidated Statement of Operations (in thousands, except per share data) Three Months Ended September 30, 2001
HPL Technologies, Inc. Condensed Consolidated Statement of Operations (in thousands, except per share data) Six Months Ended September 30, 2001
HPL Technologies, Inc. Condensed Consolidated Balance Sheet (in thousands, except share and per share data) September 30, 2001
HPL Technologies, Inc. Condensed Consolidated Statement of Cash flows (in thousands) Six Months Ended September 30, 2001
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  RISK FACTORS
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 4. Controls and Procedures
  PART II
  Item 1. Legal Proceedings
  Item 2. Changes in Securities and Use of Proceeds
  Item 6. Exhibits and Reports on Forms 8-K
SIGNATURES
CERTIFICATIONS
EXHIBIT INDEX