Form 10-Q
period 2002-12-31
HPL TECHNOLOGIES INC
filed 2003-02-14
CIK 1121980

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002

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

As of January 31, 2003, there were 31,084,167 shares of Common Stock outstanding.

HPL Technologies, Inc.
Table of Contents

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

HPL Technologies, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2002	2001	2002	2001
		(As restated)		(As restated)
Revenues:
Software licenses	$2,839	$2,123	$4,841	$1,543
Consulting services, maintenance and other	2,409	411	7,169	864
Total revenues	5,248	2,534	12,010	2,407

Cost of revenues:
Software licenses	559	147	656	437
Consulting services, maintenance and other (1)	883	28	2,244	111
Total cost of revenues	1,442	175	2,900	548
Gross profit	3,806	2,359	9,110	1,859

Operating expenses:
Research and development (1)	1,938	1,403	8,764	3,992
Selling, general and administrative (1)	4,052	2,629	16,105	6,319
Stock-based compensation	332	828	793	2,651
Amortization of intangible assets	332	48	1,162	62
Total operating expenses	6,654	4,908	26,824	13,024

Loss from operations	(2,848)	(2,549)	(17,714)	(11,165)
Interest income (expense) and other income, net	92	383	422	649
Net loss	$(2,756)	$(2,166)	$(17,292)	$(10,516)

Net loss per share - basic and diluted	$(0.09)	$(0.08)	$(0.56)	$(0.47)

Shares used in per share calculations - basic and diluted	30,784	27,015	30,619	22,563

(1) Excludes the following stock-based compensation charges:
Cost of revenues	$1	$9	$18	$32
Research and development	166	131	283	552
Selling, general and administrative	165	688	492	2,067
	$332	$828	$793	$2,651

The accompanying notes are an integral part of these condensed consolidated financial statements.

HPL Technologies, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

(unaudited)

	December 31, 2002	March 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$17,839	$32,798
Short-term investments	5,333	14,311
Accounts receivable, net	2,644	1,212
Unbilled accounts receivable	627	783
Prepaid expenses and other current assets	4,762	3,870
Total current assets	31,205	52,974
Property and equipment, net	2,674	3,147
Goodwill	58,452	42,040
Other intangible assets, net	2,839	2,701
Other assets	779	446
Total assets	$95,949	$101,308

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,276	$2,570
Accrued liabilities	7,061	5,755
Deferred revenue	4,435	7,893
Capital lease obligations—current portion	411	194
Convertible debenture	1,500	1,500
Total current liabilities	14,683	17,912
Capital lease obligations—net of current portion	190	280
Deferred revenue	178	—
Other liabilities	584	800
Total liabilities	15,635	18,992

Contingencies and Commitments (Note 3)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, no shares issued and outstanding at December 31, 2002 and March 31, 2002	—	—
Common stock, $0.001 par value; 75,000 shares authorized; 31,084 and 29,400 shares issued and outstanding at December 31, 2002 and March 31, 2002	31	29
Additional paid-in capital	124,604	112,369
Deferred stock-based compensation	(1,157)	(4,017)
Accumulated other comprehensive income (loss)	14	(179)
Accumulated deficit	(43,178)	(25,886)
Total stockholders’ equity	80,314	82,316
Total liabilities and stockholders’ equity	$95,949	$101,308

The accompanying notes are an integral part of these condensed consolidated financial statements.

HPL Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Nine months ended December 31,
	2002	2001
		(As restated)
Cash flows from operating activities:
Net loss	$(17,292)	$(10,516)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,546	290
Stock-based compensation	793	2,651
Loss on disposal of property and equipment	—	172
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(1,194)	1,794
Unbilled account receivable	156	—
Prepaid expenses and other current assets	(869)	(1,904)
Other assets	117	—
Accounts payable	(1,464)	504
Accrued liabilities	(876)	2,478
Other liabilities	(155)	—
Deferred revenue	(4,216)	(1,340)
Net cash used in operating activities	(22,454)	(5,871)

Cash flows from investing activities:
Acquisition of property and equipment	(414)	(606)
Issuance of notes receivable	(450)	(2,745)
Acquisitions, net of cash acquired	(2,012)	(498)
Sale of short-term investments, net	9,016	—
Net cash provided by (used in) investing activities	6,140	(3,849)

Cash flows from financing activities:
Proceeds from issuance of notes payable and line of credit	—	84
Repayment of notes payable and line of credit	—	(284)
Issuance of common stock	164	68,797
Principal payments on capital lease obligations	(264)	(95)
Amounts received from HPL’s former Chief Executive Officer	1,300	—
Net cash provided by financing activities	1,200	68,502
Effect of exchange rate changes on cash and cash equivalents	155	(208)

Net increase (decrease) in cash and cash equivalents	(14,959)	58,574
Cash and cash equivalents at beginning of period	32,798	989
Cash and cash equivalents at end of period	$17,839	$59,563

Supplemental disclosures of cash flow information:
Acquisition of property and equipment under capital lease obligations	$391	$113
Issuance of common stock and options assumed in connection with acquisition	$14,178	$8,255

The accompanying notes are an integral part of these condensed consolidated financial statements.

HPL Technologies, Inc.

Notes to the unaudited Condensed Consolidated Financial Statements

NOTE 1. GENERAL

The unaudited condensed consolidated financial statements have been prepared by HPL Technologies, Inc., a Delaware corporation (the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended March 31, 2002 included in the Company’s Annual Report on Form 10–K/A filed with the SEC. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present a fair statement of financial position as of December 31, 2002 and 2001, and results of operations for the three months and nine months ended December 31, 2002 and 2001, and cash flows for the nine months ended December 31, 2002 and 2001, have been made. The results of operations for the three and nine months ended December 31, 2002 are not necessarily indicative of the operating results for the full fiscal year or any future periods. Certain amounts for prior periods have been restated and reclassified to conform to the current period presentation. See Note 2.

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

The Company has funded its losses from operations principally through its July 2001 initial public offering and debt financing. Management believes the Company has sufficient cash, cash equivalents and short–term investments to fund its operations through at least March 31, 2003. Future capital requirements will be affected by slow or diminished revenue growth, additional research and development and sales and marketing costs, and higher general and administrative costs, including costs related to the litigation matters described in Note 3. In the event the Company needs to raise capital, there is no assurance that funds would be available to the Company or, if available, under terms that would be acceptable to the Company. The Company does not believe it will be able to raise additional capital until the litigation and other uncertainties described in Note 3 are resolved.

NOTE 2. RESTATEMENT

On July 19, 2002, the Company announced that the Audit Committee had initiated an investigation into a number of accounting irregularities involving revenue reported during prior periods. The purpose of this investigation was to determine the scope and magnitude of these accounting irregularities and identify any necessary corrections to be made to the Company’s previously issued consolidated financial statements. The Company also announced a number of changes to its executive management team. As a result of the internal accounting investigation, the Company’s consolidated balance sheets as of March 31, 2002 and 2001 and consolidated statements of operations, cash flows and stockholders’ equity (deficit) for the years ended March 31, 2002 and 2001 were presented on a restated basis in the Company’s Annual Report on Form 10–K/A filed on November 8, 2002 with the restatement for the quarterly period ended December 31, 2001 contained herein.

The Audit Committee’s investigation into financial and accounting irregularities involving revenue reported identified a number of fictitious transactions for which the Company previously recorded revenue in the years ended March 31, 2002 and 2001. In addition, the investigation uncovered that documents initially considered by the Company in determining the appropriate accounting for transactions were altered from their original form to exclude certain terms and conditions. These terms and conditions provided customers with rights of return and commitments with respect to integration and installation of the Company’s products and the delivery of future functionality. The Company has reviewed these transactions in light of these additional terms and conditions and the Company’s revenue recognition policy, and either revised the periods for which revenue was recognized in these financial statements or deferred the recognition of revenue to future periods.

As a result of the items noted above, the Company had identified that the previously reported revenues for the three and nine months ended December 31, 2001 were overstated by approximately $7.2 million and $18.2 million related to fictitious transactions, and $1.2 million and $2.8 million related to improper revenue recognition due to altered supporting documents used to support the previous timing of revenue recognition, respectively. As a result of the adjustments necessary to correct the above irregularities, the Company has also deferred previously expensed costs of goods sold directly related to revenue deferred. The Company also revised the provisions for  bad debts and income taxes that were previously recorded in the consolidated financial statements. These adjustments affected various asset and liability accounts.

During the three months ended September 30, 2001, the Company sold $3.2 million of software to its Japanese distributor and then immediately repurchased the software through its Japanese subsidiary for $3.2 million. In addition, the Company entered into an agreement to pay its Japanese distributor $950,000 related to this transaction which was paid in December 2001. The restated financial statements reflect the reversal of the software sale and a further reduction to revenue of $950,000 related to this payment.

The Company’s investigation identified approximately $4.1 million, purported to represent proceeds from the collection of accounts receivable related to fictitious sales transactions, recorded as cash through December 31, 2001.  These amounts were determined to be fictitious and therefore eliminated from cash in the December 31, 2001 balance sheet.

During the three months ended June 30, 2002, the  investigation revealed that the former Chief Executive Officer of the Company deposited approximately $1.3 million into the Company’s bank accounts which was purported to have represented proceeds for the payment of accounts receivable related to a fictitious sales transaction which occurred in the year ended March 31, 2002. The revenue on this transaction has been eliminated in the appropriate periods and the amount received has been reflected in accrued liabilities.

During the year ended March 31, 2001, the Company sold certain software and maintenance to a related party for approximately $300,000 and recognized the revenue on this transaction.  On or about the same time as agreeing to sell software to this company, HPL agreed to buy software from that company.  During September 2001, the Company purchased $500,000 of software from this same company and capitalized the cost of this software.  The Company believes the sale of software to the company, and the purchase of software in September 2001 from the company were negotiated at approximately the same time.   As such, the financial statements reflect no revenue on this transaction in the year ended March 31, 2001.  The restated financial statements for the nine months ended December 31, 2001 reflect a net expense in selling, general and administrative expense of $200,000 for the software purchase.

During the three months ended September 30, 2001, the Company entered a transaction with Selastar Corporation (“Selastar”), a Japanese company owned by former employees of the Company’s Japanese subsidiary and a former member of the Company’s board of directors.  The Company paid Selastar approximately $600,000 of which $545,000 was paid back to the Company and recorded as payment on a fictious sale transaction and the payment of $600,000 was recorded as sales and marketing expense.  The restated financial statements reflect the reversal of this revenue and this expense in the nine months ended December 31, 2001.

The following are the reconciliation of the Company’s results of operations, financial position and cash flows from financial statements previously filed to these restated and reclassified financial statements:

HPL Technologies, Inc.

Condensed Consolidated Statement of Operations

(in thousands, except per share data)

Three Months Ended December 31, 2001

	As Previously Reported	Adjustments	As Restated
Revenues:
Software licenses	$8,713	$(6,590)	$2,123
Consulting services, maintenance and other	2,190	(1,779)	411
Total revenues	10,903	(8,369)	2,534

Cost of revenues:
Software licenses	260	(113)	147
Consulting services, maintenance and other (1)	824	(796)	28
Total cost of revenues	1,084	(909)	175
Gross profit	9,819	(7,460)	2,359

Operating expenses:
Research and development (1)	1,431	(28)	1,403
Selling, general and administrative (1)	2,798	(169)	2,629
Stock-based compensation	828	—	828
Amortization of intangible assets	48	—	48
Total operating expenses	5,105	(197)	4,908

Income (loss) from operations	4,714	(7,263)	(2,549)
Interest income (expense) and other income, net	383	—	383

Income (loss) before income taxes	5,097	(7,263)	(2,166)
Provision for income taxes	2,753	(2,753)	—
Net income (loss)	$2,344	$(4,510)	$(2,166)

Net income (loss) per share:
Basic	$0.09		$(0.08)
Diluted	$0.07		$(0.08)

Shares used in computing per share amounts:
Basic	27,015		27,015
Diluted	35,073		27,015

(1) Excludes the following stock-based compensation charges:
Cost of revenues	$9		$9
Research and development	131		131
Selling, general and administrative	688		688
	$828		$828

HPL Technologies, Inc.

Condensed Consolidated Statement of Operations

(in thousands, except per share data)

Nine Months Ended December 31, 2001

	As Previously Reported	Adjustments	As Restated
Revenues:
Software licenses	$19,786	$(18,243)	$1,543
Consulting services, maintenance and other	3,656	(2,792)	864
Total revenues	23,442	(21,035)	2,407

Cost of revenues:
Software licenses	652	(215)	437
Consulting services, maintenance and other (1)	1,293	(1,182)	111
Total cost of revenues	1,945	(1,397)	548
Gross profit	21,497	(19,638)	1,859

Operating expenses:
Research and development (1)	4,043	(51)	3,992
Selling, general and administrative (1)	6,929	(610)	6,319
Stock-based compensation	2,651	—	2,651
Amortization of intangible assets	62	—	62
Total operating expenses	13,685	(661)	13,024

Income (loss) from operations	7,812	(18,977)	(11,165)
Interest income (expense) and other income, net	649	—	649

Income (loss) before income taxes	8,461	(18,977)	(10,516)
Provision for income taxes	4,570	(4,570)	—
Net income (loss)	$3,891	$(14,407)	$(10,516)

Net income (loss) per share:
Basic	$0.17		$(0.47)
Diluted	$0.12		$(0.47)

Shares used in computing per share amounts:
Basic	22,563		22,563
Diluted	31,323		22,563

(1) Excludes the following stock-based compensation charges:
Cost of revenues	$32		$32
Research and development	552		552
Selling, general and administrative	2,067		2,067
	$2,651		$2,651

The accompanying notes are an integral part of these condensed consolidated financial statements.

HPL Technologies, Inc.

Condensed Consolidated Balance Sheet

(in thousands, except per share data)

December 31, 2001

	As Previously Reported	Adjustments	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$63,621	$(4,058)	$59,563
Accounts receivable, net	15,565	(14,472)	1,093
Prepaid expenses and other current assets	1,220	1,347	2,567
Total current assets	80,406	(17,183)	63,223

Property and equipment, net	1,510	(589)	921
Goodwill and intangible assets, net	11,707	(639)	11,068
Other assets	4,220	(1,036)	3,184
Total assets	$97,843	$(19,447)	$78,396

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,682	$(39)	$1,643
Accrued liabilities	5,220	653	5,873
Deferred revenue	2,061	5,098	7,159
Convertible debenture	1,500	—	1,500
Total current liabilities	10,463	5,712	16,175
Capital lease obligations—net of current portion	96	—	96
Total liabilities	10,559	5,712	16,271

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, no shares issued and outstanding	—	—	—
Common stock, $0.001 par value; 75,000 shares authorized; 27,520 shares issued and outstanding	27	—	27
Additional paid-in capital	90,883	(4,070)	86,813
Deferred stock-based compensation	(3,007)	—	(3,007)
Accumulated other comprehensive loss	(517)	294	(223)
Accumulated deficit	(102)	(21,383)	(21,485)
Total stockholders’ equity	87,284	(25,159)	62,125
Total liabilities and stockholders’ equity	$97,843	$(19,447)	$78,396

HPL Technologies, Inc.

Condensed Consolidated Statement of Cash flows

(in thousands)

Nine Months Ended December 31, 2001

	As Previously Reported	Adjustments	As Restated
Cash flows from operating activities:
Net income (loss)	$3,891	$(14,407)	$(10,516)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	373	(83)	290
Tax benefit from stock options	4,085	(4,085)	—
Stock-based compensation	2,651	—	2,651
Loss on disposal of property and equipment	—	172	172
Changes in assets and liabilities, net of effects from acquisition:
Accounts receivable	(10,393)	12,187	1,794
Prepaid expenses and other current assets	(910)	(994)	(1,904)
Accounts payable	543	(39)	504
Accrued liabilities	678	1,800	2,478
Deferred revenue	(1,922)	582	(1,340)
Net cash used in operating activities	(1,004)	(4,867)	(5,871)

Cash flows from investing activities:
Acquisition of property and equipment	(1,106)	500	(606)
Issuance of note receivable	(2,745)	—	(2,745)
Acquisitions, net of cash acquired	(498)	—	(498)
Net cash used in investing activities	(4,349)	500	(3,849)

Cash flows from financing activities:
Proceeds from issuance of notes payable and line of credit	84	—	84
Repayment of notes payable and line of credit	(284)	—	(284)
Issuance of common stock	68,797	—	68,797
Principal payments on capital lease obligations	(95)	—	(95)
Net cash provided by financing activities	68,502	—	68,502
Effect of exchange rate changes on cash and cash equivalents	(517)	309	(208)

Net increase in cash and cash equivalents	62,632	(4,058)	58,574
Cash and cash equivalents at beginning of period	989	—	989
Cash and cash equivalents at end of period	$63,621	$(4,058)	$59,563

Supplemental disclosures of cash flow information:
Acquisition of property and equipment under capital lease obligations	$113		$113
Issuance of common stock and options assumed in connection with acquisition	$8,255		$8,255

NOTE 3. LEGAL PROCEEDINGS

Between July 31, 2002 and November 15, 2002, fourteen class–action lawsuits have been filed and are pending against the Company and certain current and former officers and/or directors (collectively, the “Defendants”) in the United States District Court for the Northern District of California. The lawsuits allege that the Defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and rule 10b–5 promulgated thereunder by the SEC, by making a series of material misrepresentations as to the financial condition of the Company during the class period of July 31, 2001 to July 19, 2002. Several of the lawsuits further allege violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933. The plaintiffs are generally seeking to recover compensatory damages, costs and expenses incurred, interest and such other relief as the court may deem appropriate. The Company expects that these lawsuits will be consolidated into a single action in the United States District Court for the Northern District of California. Because these lawsuits are still in their early stages, the Company is still evaluating the merits of these claims and formulating a defense to these actions.

The Company is also a nominal defendant in five stockholder derivative lawsuits pending in Superior Court in the County of Santa Clara, California. These lawsuits, which were filed between July 31, 2002 and September 30, 2002, assert derivative claims on behalf of the Company against current and/or former officers and directors of the Company and others. The claims asserted in these lawsuits include insider trading, breach of fiduciary duties, aiding and abetting breaches of fiduciary duties, negligence and professional malpractice, negligent misrepresentation and omission, contribution and indemnification, abuse of control, gross mismanagement, unjust enrichment and breach of contract. These lawsuits seek damages suffered by the Company, treble damages for the sale of shares, costs and expenses of these actions and such other relief as the court may deem appropriate. Because these lawsuits are still in their early stages, the Company is still evaluating the merits of these claims and its responsibilities with respect to the lawsuits.

The Company has been informed that five stockholders of the Company have sued the Company’s independent auditors, and the managing underwriter in the Company’s initial public offering, in Texas in connection with claims relating to the merger of Covalar Technologies Group, Inc. with the Company on February 15, 2002. Those Defendants have filed a motion to join the Company, but as of the date of this filing, the Company has not yet been joined although a motion has been filed in Texas on this matter. Pursuant to an underwriting agreement, the Company has agreed under a reservation of rights to indemnify the underwriter in this action. Accordingly, there is no assurance that the Company will not sustain any liability as a result of this lawsuit.

The aforementioned litigation matters are in the early stages. The Company believes, based in part on advice of legal counsel and other considerations, that no amount should be accrued for these matters under Statement of Financial Accounting Standard No. 5, “Accounting for Contingencies,” as the Company is unable to provide an evaluation of the likelihood of an unfavorable outcome or an estimate of the amount or range of potential loss, if any.

Any resolution of the aforementioned litigation could have a material effect on the Company’s financial position, results of operations or cash flows. The Company is investigating informal or formal restructuring alternatives which potentially may dilute stockholders equity but could mitigate any material adverse affect on our financial position or results of operations which might otherwise result from an unfavorable resolution of these lawsuits.

NOTE 4. ACQUISITION

On April 10, 2002, the Company acquired 100% of the outstanding common and preferred shares of Defect & Yield Management, Inc. (“DYM”), a defect analysis and yield optimization software company offering software solutions to semiconductor companies. The results of DYM have been included in the consolidated financial statements from April 10, 2002, the acquisition date. In connection with the acquisition, the Company issued 967,260 shares of its common stock, paid $2.0 million in cash and assumed options to purchase up to 82,740 shares of the Company’s common stock. The Company may also be required to issue up to $5.0 million of common stock to the former DYM shareholders if a certain number of customer maintenance contracts with the current DYM installed base of customers are achieved in the one–year period ending April 9, 2003. As of December 31, 2002, three qualifying maintenance contracts would have provided the DYM stockholders with the right to $30,000 of the Company’s common stock which will be valued at the end of earn-out period. This issuance, when made, may result in substantial dilution to the Company’s stockholders. The transaction has been accounted for using the purchase method of accounting. The acquisition of DYM provides the Company access to an installed customer base in over 70 facilities worldwide.

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

The following unaudited pro forma revenues, net loss and net loss per share data for the three and nine months ended December 31, 2002 and 2001 are based on the respective historical financial statements of the Company, Tyecin–Innotech Corporation (“Tyecin”), FabCentric, Inc. (“FabCentric”), Covalar Technologies Group, Inc. (“Covalar”) and DYM. The pro forma data reflects the consolidated results of operations as if the acquisitions of Tyecin, FabCentric, Covalar and DYM occurred at the beginning of each of the periods indicated and includes the amortization of intangible assets and deferred compensation. The pro forma financial data presented are not necessarily indicative of the Company’s results of operations that might have occurred had the transactions been completed at the beginning of the periods specified, and do not purport to represent what the Company’s consolidated results of operations might be for any future period.

(Unaudited Pro Forma)

(in thousands, except for per share data)

	Three months ended December 31,
	2002	2001

Revenues	$5,248	$5,253
Net loss	(2,756)	(4,725)
Net loss per share-basic and diluted	$(0.09)	$(0.16)
Shares used in computing per share amounts—basic and diluted	30,784	29,968

	Nine months ended December 31,
	2002	2001

Revenues	$12,129	$11,356
Net loss	(17,298)	(19,176)
Net loss per share—basic and diluted	$(0.56)	$(0.75)
Shares used in computing per share amounts—basic and diluted	30,654	25,649

On September 30, 2002, the Company entered into a mutual settlement agreement with IDS Software Systems, Inc. (“IDS”) related to the termination of the acquisition of IDS by the Company. Pursuant to the IDS settlement agreement, the Company paid IDS $350,000 related to the reimbursement of expenses it had incurred in connection with the proposed acquisition.

NOTE 5. LOSS PER SHARE

Basic and diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period, less shares outstanding that are subject to repurchase. The calculation of diluted net loss per share excludes shares of potential common stock if their effect is anti–dilutive. Potential common stock consists of shares of common stock that are incremental common shares issuable upon the exercise of stock options and warrants, computed using the treasury stock method, and shares issuable upon conversion of the convertible debenture, computed using the if–converted method.

The total number of shares excluded from the calculation of diluted net loss per share are detailed in the table below (in thousands):

	Three months ended December 31,
	2002	2001

Outstanding stock options	1,884	8,303
Convertible debenture	1,032	1,032
Shares issuable under warrants	55	138
Contingent shares issuable to former Covalar shareholders	600	—
Total	3,571	9,473

NOTE 6. CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents, short–term investments, unbilled receivables, accounts receivable and a note receivable. Cash and cash equivalents are deposited with financial institutions that management believes are credit worthy. The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral from its customers. At December 31, 2002, three customers accounted for 31%, 15% and 12% of the Company’s accounts receivable and unbilled receivables combined. At December 31, 2001, as restated, two customers accounted for 37% and 34% of the Company’s accounts receivable.

For the three and nine months ended December 31, 2002, the Company derived 71%, and 52% of its revenue from two and three end–user customers, respectively.

Revenue for the three months ended December 31, 2001 was $2.5 million. Excluding the revenue reduction of $950,000 (see Note 2 as restated).

Revenue during the nine months ended December 31, 2001 was $3.4 million.

For the three months ended December 31, 2001, as restated, the Company derived 86% of its revenues from three end–user customers that individually represented 38%, 31% and 17% of the Company’s total revenues, respectively.

For the nine months ended December 31, 2001, as restated, the Company derived 71% of its revenues from three end–user customers that individually represented 29%, 24% and 18% of the Company’s total revenues, respectively.

On September 4, 2002, the Company’s Japanese distributor, Canon Sales Co., Inc. (“Canon”) notified the Company that they intend to terminate its distribution agreement on March 31, 2003, the end of the initial term of the distribution agreement. Canon accounted for 3% and 18% of total revenues in the three and nine months ended December 31, 2002, respectively.  Excluding the revenue reduction of $950,000, Canon accounted for 36% and 28% of total revenues in the three and nine months ended December 31, 2001, respectively.

NOTE 7. COMPREHENSIVE LOSS

Comprehensive loss consists of gains and losses that are not recorded in the statements of operations but instead are recorded directly to stockholders’ equity. For the three and nine months ended December 31, 2002, comprehensive loss was $2.8 million and $17.1 million, respectively. The difference between net loss and comprehensive loss for the three and nine months ended December 31, 2002, is the result of foreign currency translation gains and losses and the net unrealized gains and losses on available for sale securities in the aggregate amount of loss of $4,000 and gain of $193,000, respectively. For the three and nine months ended December 31, 2001, the Company had no components of comprehensive loss other than net loss.

NOTE 8. ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

	December 31, 2002	March 31, 2002

Payroll and related expenses	$918	$588
Severance accrual (see Note 10)	130	—
Professional fees	594	638
Other accrued expenses	1,084	1,494
Amounts received from HPL’s former Chief Executive Officer (see Note 13)	4,335	3,035
	$7,061	$5,755

NOTE 9. CONVERTIBLE DEBENTURE

In February 2000, the Company issued a $1.5 million convertible debenture against which all of the assets of Heuristic Physics Laboratories, Inc., a wholly owned subsidiary of the Company, have been pledged as security. The debenture bears interest at the rate of 8% per annum. This debenture may be converted at any time at the option of the holder to common stock of the Company, at a conversion price of $1.45 per share. The debenture, if not converted, is due on February 15, 2005. The note provides that following the completion of the Company’s initial public offering, the holder has the right to demand repayment. As of December 31, 2002, the holder has not demanded repayment.

At December 31, 2002, the Company was not in compliance with certain non–financial covenants of the debenture. As a result, the debenture holder may declare all outstanding obligations under the debenture immediately due and payable. If the Company repays the debenture, the debenture holder will forfeit its right to convert the debenture into 1,032,388 shares of common stock of the Company at $1.45 per share.

NOTE 10. REDUCTION IN WORKFORCE

On September 27, 2002, the Company implemented a reduction in workforce plan, reducing its headcount by 89 people worldwide. These reductions were primarily in the United States. For the nine months ended December 31, 2002, the severance benefits associated with this reduction of approximately $807,000 is included in selling, general and administrative expense. Most of these severance benefits were paid during the three months ended December 31, 2002.  The remaining accrual at December 31, 2002 totaled $130,000 and will be paid  through September 30, 2003.

This reduction in workforce has resulted in previously expensed stock–based compensation charges totaling $907,000 being reversed in the nine months ended December 31, 2002. Additionally, $2.1 million of associated deferred stock based compensation and additional paid–in capital related to these terminated employees was also eliminated.

NOTE 11. INTANGIBLE ASSETS

Intangible assets consist of the following (in thousands):

		December 31, 2002
	Amortization Period	Gross Amount	Accumulated Amortization	Net Carrying Amount

Existing technology	3 years	$2,760	$(785)	$1,975
Modular library	3 years	1,220	(356)	864
		$3,980	$(1,141)	$2,839

		March 31, 2002
	Amortization Period	Gross Amount	Accumulated Amortization	Net Carrying Amount

Existing technology	3 years	$1,460	$(94)	$1,366
Modular library	3 years	1,220	(51)	1,169
Order backlog	6 months	310	(144)	166
		$2,990	$(289)	$2,701

The amortization of intangible assets for the three and nine months ended December 31, 2002 was $332,000 and $1.2 million, respectively. The amortization of intangible assets for the three and nine months ended December 31, 2001 was $48,000 and $62,000, respectively.

The estimated future amortization of intangible assets for the fiscal years ending March 31 are as follows (in thousands):

2003 (fourth quarter)	$331
2004	1,327
2005	1,181
$2,839

NOTE 12. SEGMENT AND GEOGRAPHIC INFORMATION

The Company has determined that it has one reportable business segment: the sale of yield optimization software and services used in the design, fabrication and testing of semiconductors and flat panel displays.

For the three months ended December 31, 2002, sales to end–user customers located in the United States, Japan,  and the rest of the world accounted for 85%, 4% and 11% of the Company’s total revenues, respectively. For the three months ended December 31, 2001, sales to end–user customers located in the United States, Japan, and the rest of the world accounted for 39%, 44% and 17% of the Company’s total revenues, respectively.

For the nine months ended December 31, 2002, sales to end–user customers located in the United States, Japan and the rest of the world accounted for 65%, 20% and 15% of the Company’s total revenues, respectively. For the nine months ended December 31, 2001, excluding the revenue reduction of $950,000 (Note 2), sales to end–user customers located in the United States, Japan, and the rest of the world accounted for 48%, 34% and 18% of the Company’s total revenues, respectively.

NOTE 13. RELATED PARTY TRANSACTIONS

In June 2002, the former Chief Executive Officer of the Company, Y. David Lepejian, deposited approximately $1.3 million into the Company’s bank accounts, which amounts were purported to have represented proceeds from the payment of accounts receivable related to the fictitious sales transactions described in Note 2. As of  December 31, 2002, including amounts previously deposited, there was $4.3 million included in accrued liabilities representing amounts received from the Company’s former Chief Executive Officer. The Company does not expect it will be required to repay this sum because the Company believes it has offsetting claims against its former Chief Executive Officer.

See Note 2 for other related party transactions.

NOTE 14. RECENT ACCOUNTING PRONOUNCEMENTS

Effective April 1, 2002, the Company adopted all of the provisions of Statement of Financial Accounting Standards No. 142

(“SFAS 142”), “Goodwill and Other Intangible Assets.” SFAS 142 requires, among other things, the discontinuance of amortization related to goodwill and indefinite lived intangible assets. These assets will then be subject to an impairment test at least annually.

The Company performed an impairment review in accordance with SFAS 142 at April 1, 2002, and determined that there was no impairment in goodwill at April 1, 2002. Additionally, the Company performed interim impairment reviews at June 30, 2002, September 30, 2002 and December 31, 2002 and determined there was no impairment in goodwill at those dates.

Effective April 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long–Lived Assets.” This statement addresses financial accounting and reporting for the impairment of long–lived assets. The adoption of this statement did not have a significant impact on the Company’s results of operations or financial position.

In July 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect the adoption of SFAS 146 to have a material impact on its operating results or financial position.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain parts of this Quarterly Report on Form 10-Q, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Legal Proceedings,” may contain forward–looking statements that involve risks and uncertainties. Statements that are not historical fact are forward–looking statements within the meaning of the Federal securities laws. These statements are based on current expectations, estimates and projections about the industries in which we operate and management’s beliefs, and assumptions. Specifically, the amount and timing of future sales, research and development expenses and results, industry demand, and competitive pressures could vary greatly and affect the results of operations. Readers should refer to the information under the caption “Risk Factors” in this Quarterly Report concerning certain factors that could cause our actual results to differ materially from the results anticipated in such forward–looking statements.

Overview

We provide comprehensive yield–optimization solutions to the semiconductor industry and flat–panel display manufacturers. We license our software products and sell related services through our direct sales force, our Japanese distributor, Canon, and semiconductor equipment manufacturers (“OEMs”) that bundle our software with their hardware. As described below, Canon has notified us that they intend to terminate our distributor agreement on March 31, 2003.

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

On October 4, 2001, we acquired Tyecin–Innotech Corporation (“Tyecin”), a corporation organized under the laws of Japan, for approximately $789,000 in cash. The transaction was accounted for using the purchase method of accounting. Tyecin provides software support and services to manufacturing companies. The acquisition provides us with an experienced workforce in Japan and will help support existing and future customers in Japan.

On December 5, 2001, we acquired FabCentric, Inc. (“FabCentric”), for an estimated purchase price of approximately $8.5 million. In connection with the acquisition, we issued 703,355 shares of common stock and assumed options to purchase 23,231 shares of common stock. The transaction was accounted for using the purchase method of accounting. FabCentric is engaged in the business of software development and sales to semiconductor companies. The acquisition gives us access to FabCentric’s customer base, complementary technology and a highly skilled workforce.

On February 15, 2002, we acquired Covalar Technologies Group, Inc. (“Covalar”), a design yield optimization and productivity improvement software company that offers solutions to semiconductor companies that include testing, analysis and advanced circuit design. In connection with the acquisition, we issued 1,481,566 shares of common stock, paid $10.0 million in cash and assumed options to purchase 418,434 shares of common stock. We have also reserved an additional 600,000 shares of common stock to be issued to the former Covalar shareholders if certain revenue targets are achieved in the twelve months following the closing of the acquisition on February 15, 2002. The aggregate purchase price was approximately $36.0 million. The transaction was accounted for using the purchase method of accounting. The acquisition of Covalar will allow us to offer our customers a complete end–to–end software and related services solution from design through manufacturing, gain a broader customer base and relationships, and provide us with a highly skilled workforce.

On April 10, 2002, we acquired Defect & Yield Management, Inc. (“DYM”), a company engaged in the sales and support of fab floor defect data management software. In connection with the acquisition, we paid the shareholders $2.0 million in cash, issued 967,260 shares of common stock and agreed to assume options to purchase up to 82,740 shares of common stock. The total value of the transaction, including estimated transaction costs of $900,000 was $17.1 million. We may issue additional shares of common stock with a value of up to $5.0 million, depending on the number of qualifying software maintenance contracts, as defined, entered into by DYM in the first year following the effective date of the acquisition. The acquisition provided the Company access to an installed customer base in over 70 facilities worldwide.

Our standard payment terms for our customers provide for payment in 30 days. It is frequently the case that our receivables are outstanding for more than 30 days. Our accounts receivable from international customers have been outstanding longer than our domestic receivables and we expect this to continue to be the case.

In the three and nine months ended December 31, 2002 and 2001, a relatively small number of customers have accounted for a large portion of our revenues, and the composition of our major customers has changed from period to period. This is because we currently have a limited sales force, our products have a lengthy sales cycle and we recognize relatively large license revenues upon entering into perpetual licensing agreements. We had two and three end customers that individually accounted for at least 10% of our revenues in the three months ended December 31, 2002 and 2001, respectively. In the aggregate, these end customers accounted for 71% and 86% of our revenues in the three months ended December 31, 2002 and 2001, respectively. Excluding the revenue reduction of $950,000 during the nine months ended December 31, 2001, we had three and three end customers that individually accounted for at least 10% of our revenues, in the nine months ended December 31, 2002 and 2001, respectively. In the aggregate, these end customers accounted for 52% and 71% of our revenues in the nine months ended December 31, 2002 and 2001, respectively.

Recent Events

On August 12, 2002, Y. David Lepejian, the former President and CEO of the Company, notified us of the exercise of his option to purchase 2,670,000 shares of our common stock. Based on the actions theretofore taken by the Board of Directors of the Company and the terms of the Company’s 2001 Equity Incentive Plan, we refused to permit the exercise of Mr. Lepejian’s option. We have been notified by Mr. Lepejian that he disagrees with the actions of the Company and intends to contest them.

On September 4, 2002, our Japanese distributor, Canon Sales Co., Inc. (“Canon”) notified us that they intend to terminate our distribution agreement on March 31, 2003, the end of the initial term of the distribution agreement. Excluding the revenue reduction of $950,000, Canon accounted for 3%, 18%, 36% and 28% of our revenues in the three and nine months ended December 31, 2002 and 2001, respectively.  The loss of Canon as our distributor in Japan is not expected to materially affect our sales efforts in Japan.

As a result of the special investigation undertaken by our Audit Committee in the second quarter of this year, the restatement of our financial statements for fiscal 2001 and 2002, the ensuing class-action and derivative litigation and resulting impact on the Company’s sales, we reduced our headcount worldwide by 89 people in September 2002. These reductions were primarily in the United States. As of October 4, 2002, we had 276 employees worldwide with 100 in the United States, 142 in Armenia and 34 people in five other locations around the world. We recorded severance benefits associated with this reduction totaling approximately $807,000.

On September 30, 2002, we entered into a mutual settlement agreement with IDS Software Systems, Inc. (“IDS”) related to the termination of the acquisition of IDS by the Company. Pursuant to the IDS settlement agreement, the Company paid IDS $350,000 related to the reimbursement of expenses it had incurred in connection with the proposed acquisition.

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

Revenues from software licenses are generally recognized upon the execution of a binding agreement and delivery of the software, provided that: the fee is fixed or determinable; vendor–specific objective evidence exists to allocate a portion of the total license fee to any undelivered elements of the arrangement; collection is reasonably assured; and the agreement does not contain customer acceptance clauses. If customer acceptance clauses exist, revenues are recognized upon customer acceptance and all other revenue recognition criteria are met.

If the consulting or other services sold in connection with the software license are essential to the functionality of the software or involve significant production, customization or modification of software, we recognize revenue on either a percentage–of–completion or completed contract basis. For the percentage–of–completion method, we recognize revenues using labor hours incurred as the measure of progress against the total labor hours estimated for completion of the project. We consider a project completed after all contractual obligations are met. At times, an unbilled accounts receivable balance can exist which comprises revenue recognized in advance of contractual billings. We make provisions for estimated contract losses in the period in which the loss becomes probable and can be reasonably estimated. Estimates of total labor hours or expected losses on contracts are subject to judgment and actual amounts may differ significantly from those estimates.

For contracts with multiple obligations (e.g., deliverable and undeliverable products, post–contract support and other services), we allocate revenues to the undelivered element of the contract based on objective evidence of its fair value. This objective evidence is the sales price of the element when sold separately or the renewal rate specified in the agreement for licensing arrangements with terms of one year or greater that include post–contract customer support and software updates. We recognize revenues allocated to undelivered products when the criteria for software license revenues set forth above are met. Revenues from time–based software licenses are generally recognized ratably over the period of the licenses. Determining whether objective evidence of fair value exists is subject to judgment and resulting fair values used in determining the value of the undelivered elements is also subject to judgment and estimates.

Software maintenance revenues are recognized ratably over the term of the maintenance period, which is generally one year. Our software maintenance includes product maintenance updates, Internet–based technical support and telephone support. Revenues derived from our consulting services are recognized as the services are performed.

We also derive revenues from the sale of software licenses, maintenance and post–contract support services through our distributors. Revenues from sales made through our distributors for which the distributors have return rights are recognized when the distributors have sold the software licenses or service to their customers and the criteria for revenue recognition under SOP 97-2, as amended, are met. Revenues from maintenance and post–contract support services sold through our distributors are recognized ratably over the contract period.

Amounts invoiced to our customers in excess of recognized revenues are recorded as deferred revenues. The timing and amounts invoiced to customers can vary significantly depending on specific contract terms and can therefore have a significant impact on deferred revenues in any given period.

Goodwill and Intangible Assets

Consideration paid in connection with acquisitions is required to be allocated to the acquired assets, including certain identifiable intangible assets, goodwill, and liabilities acquired. Acquired assets and liabilities are recorded based on our estimate of fair value, which requires significant judgments, including those with respect to future estimated cash flows and discount rates. For identifiable intangible assets that we separately record, we are required to estimate the useful life of the assets and recognize their cost as an expense over the useful lives. We use the straight–line method to expense long-lived assets, except goodwill, which results in an equal amount of expense in each period. We regularly evaluate acquired businesses for potential indicators of impairment of allocated goodwill and identifiable intangible assets. Our judgments regarding the existence of impairment indicators are based on market conditions, operational performance of our acquired businesses and identification of reporting units. Future events could cause us to conclude that impairment indicators exist and that goodwill and other identifiable intangible assets associated with our acquired businesses are impaired. This fiscal year, the methodology for assessing potential impairments of intangibles is based on new accounting rules issued by the Financial Accounting Standards Board (see recent accounting pronouncements) and it did not have a material effect on our financial position or results of  operations. Any resulting impairment loss in the future based on this policy could have a material adverse impact on our financial condition and results of operations.

Litigation

Management’s estimated range of liability related to some of the pending litigation is based on claims for which our management can estimate the amount and range of loss. Because of the uncertainties related to our insurance coverage and indemnification obligations extended to current and former officers and directors who are defendants and the amount and range of loss, if any, related to litigation, management is unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, we will assess the potential liability related to our pending litigation and revise our estimates. Such revisions in estimates of the potential liability could materially impact our results of operation and financial position. Any resolution of the litigation could materially affect our financial resources and liquidity.

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

RECENT ACCOUNTING PRONOUNCEMENTS

Effective April 1, 2002, we adopted all of the provisions of Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.” SFAS 142 requires, among other things, the discontinuance of amortization related to goodwill and indefinite lived intangible assets. These assets will then be subject to an impairment test at least annually.

We performed an impairment review in accordance with SFAS 142 at April 1, 2002 and determined that there was no impairment in goodwill at April 1, 2002. Additionally, we performed interim impairment reviews at June 30, 2002, September 30, 2002 and December 31, 2002 and determined there was no impairment in goodwill at those dates.

Effective April 1, 2002, we adopted Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement addresses financial accounting and reporting for the impairment of long–lived assets. The adoption of this statement did not have a significant impact on the Company’s results of operations or financial position.

In July 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. We do not expect the adoption of SFAS 146 to have a material impact on our operating results or financial position.

Results of Operations

Comparison of the three months and nine months ended December 31, 2002 and December 31, 2001, as restated

Revenues.  Total revenues increased to $5.2 million in the three months ended December 31, 2002 from $2.5 million in the three months ended December 31, 2001. Total revenues increased to $12.0 million in the nine months ended December 31, 2002 from $2.4 million in the nine months ended December 31, 2001. These increases were primarily related to increases in consulting services related to our acquisition of Covalar. Our sales cycle for the license of our software products has historically been very long. Our products are new and our customers spend a significant amount of time evaluating our products. Customer purchase orders typically include integration and installation services, rights of return and acceptance criteria. As such, we defer a significant amount of our license revenue until integration and installation services are complete, rights of return lapse and final acceptance occurs.

Revenues were highly concentrated, with 71% and 52% of total revenues in the three and nine months ended December 31, 2002 coming from two and three end customers respectively, and 86% and 71% of total revenues in the three and nine months ended December 31, 2001, excluding the revenue reduction of $950,000, coming from three and three end customers, respectively.

Software license revenue increased to $2.8 million in the three months ended December 31, 2002, from $2.1 million in the three months ended December 31, 2001. Software license revenue increased to $4.8 million in the nine months ended December 31, 2002, from $1.5 million in the nine months ended December 31, 2001.  Software license revenue in the three months ended December 31, 2002 relates primarily to previously deferred revenue for which the revenue was recognized in the current period.  Our ability to sell our products in the future may also be affected by the current decline in capital spending by potential customers in the semiconductor industry.

Consulting services, maintenance and other revenues increased to $2.4 million in the three months ended December 31, 2002, from $411,000 in the three months ended December 31, 2001. Consulting services, maintenance and other revenues increased to $7.2 million in the nine months ended December 31, 2002, from $864,000 in the nine months ended December 31, 2001. These increases were due to an increase in consulting services related to our acquisition of Covalar and an increase in maintenance fees from a greater number of customers, both existing customers and those from our acquisitions.

Gross profit.  As a percentage of revenues, gross profit was 73% and 76% for the three and nine months ended December 31, 2002, respectively. As a percentage of revenues, gross profit was 93% and 77% for the three and nine months ended December 31, 2001, respectively. Gross profit has been and will continue to be affected by a variety of factors, the most important of which is the relative mix of revenues among software licenses, maintenance fees and consulting services. The quarter–to–quarter decrease in gross profit as a percentage of revenue was the result of a revenue mix from licenses versus consulting services in the three months ended December 31, 2002.

Research and development.  Research and development expenses increased to $1.9 million in the three months ended December 31, 2002, compared to $1.4 million in the three months ended December 31, 2001. Research and development expenses increased to $8.8 million in the nine months ended December 31, 2002, compared to $4.0 million in the nine months ended December 31, 2001. These increases are primarily attributable to the hiring of additional software engineers and technical staff and increases of headcount related to acquisitions completed after December 31, 2001. Salaries and related benefits of research and development engineers represent the single largest component of our research and development expenses.

 Sales, general and administrative.  Sales, general and administrative expenses for the three months ended December 31, 2002 were $4.1 million compared to $2.6 million in the three months ended December 31, 2001. Sales, general and administrative expenses for the nine months ended December 31, 2002 were $16.1 million compared to $6.3 million in the nine months ended December 31, 2001. Included in the costs for the nine months ended December 31, 2002 is $2.1 million in professional fees related to the special investigation conducted by our Audit Committee and the resultant restatement of our financial statements and $807,000 in severance related benefits. The balance of the increase in costs was primarily due to increases in headcount, and increases related to acquisitions we completed after December 31, 2001.

Stock–based compensation.  Stock–based compensation expense for the three and nine months ended December 31, 2002 was an expense of $332,000 and $793,000, respectively, compared with expenses of $828,000 and $2.6 million for the three and nine months ended December 31, 2001, respectively. Stock–based compensation expense in the three and nine months ended December 31, 2002 decreased as a result of our reduction in workforce on September 30, 2002 and the resulting reversal of previously expensed stock–based compensation which was not earned by the terminated employees. Additionally, as a result of our acquisitions where we have recorded deferred compensation related to stock options assumed, we expect stock–based compensation expense to decrease in the future.

Amortization of intangible assets.  Amortization of intangible assets was $332,000 and $1.2 million in the three and nine months ended December 31, 2002, respectively,  compared to $48,000 and $62,000 in the three and nine months ended December 31, 2001, respectively. This increase in amortization resulted from the acquisitions of FabCentric, Covalar and DYM post September 30, 2001.

Interest income (expense) and other, net.  Interest income, net of interest and other expenses for the three and nine months ended December 31, 2002 was $92,000 and $422,000, respectively, compared with $383,000 and $649,000, for the three and nine months ended December 31, 2001, respectively. The change is a direct result of the proceeds received on our initial public offering on July 30, 2001 and the subsequent decrease in cash balances as cash was used for acquisitions and to fund operations, further reduced as a result of falling interest rates.

Provision for income taxes.  In the three and nine months ended December 31, 2002 and 2001, we incurred operating losses for which we have recorded valuation allowances for the full amount of our net deferred tax assets, because the future realization of the deferred tax assets was not likely as of December 31, 2002 and 2001.

LIQUIDITY AND CAPITAL RESOURCES, AS RESTATED

At December 31, 2002, we had approximately $23.2 million in cash and cash equivalents and short–term investments.

Net cash used in operating activities for the nine months ended December 31, 2002 was approximately $22.5 million compared to $5.9 million used in operating activities for the nine months ended December 31, 2001. Our cash used in operations for the nine months December 31, 2002 was primarily due to our net loss, adjusted for certain non–cash items including depreciation and amortization, stock-based compensation, and deferred revenue. Our cash used in operations for the nine months ended December 31, 2001 was primarily attributed to our net loss, adjusted for certain non-cash items including the depreciation and amortization, stock-based compensation, deferred revenue, collection of accounts receivables and increases in accounts payable and accrued liabilities.

Net cash provided by investing activities was $6.1 million for the nine months ended December 31, 2002 compared to net cash used in investing activities of $3.8 million for the nine months ended December 31, 2001. Our investing activities for the nine months ended December 31, 2002 consisted primarily of the acquisition of DYM and equipment purchases, offset by the maturity of short-term investments. The investing activities for the nine months ended December 31, 2001 consisted of the issuance of a note receivable and the purchase of equipment.

Net cash provided by financing activities was $1.2 million for the nine months ended December 31, 2002, primarily from amounts received from our former Chief Executive Officer, Y. David Lepejian, and proceeds from exercise of stock options, partially offset by the repayment of capital lease obligations. Net cash provided by financing activities was $68.5 million for the nine months ended December 31, 2001, primarily from the issuance of common stock in connection with our initial public offering in July 2001, offset by repayment of notes payable and payments on capital lease obligations.

We are currently not in compliance with certain non–financial covenants of the $1.5 million secured convertible debenture issued by our subsidiary Heuristic Physics Laboratories, Inc. to Applied Materials, and as a result Applied Materials may declare all outstanding obligations under the debenture immediately due and payable. To date, the holder of the debenture has not demanded repayment of the debenture. If the Company repays the debenture, the debenture holder will forfeit its right to convert the debenture into shares of common stock.

In connection with the acquisition of Covalar, we have reserved an additional 600,000 shares of common stock to be issued to Covalar shareholders if certain revenue targets are achieved in the twelve months following the closing of the acquisition on February 15, 2002.

In connection with the acquisition of DYM, we may issue additional shares of common stock with a value of up to $5.0 million, depending on the number of qualifying software maintenance contracts entered by DYM in the first year following the closing of the acquisition. This could cause substantial dilution depending on the number of qualifying contracts and our stock price on the one–year anniversary of the closing.  As of December 31, 2002, DYM had entered into three qualifying software maintenance contracts that would have entitled the former DYM stockholders to $30,000 of the Company’s common stock which will be valued at the end of the earn-out period.

We believe our current cash and cash equivalents, our short–term investments, and our cash flows from operations will be sufficient to meet our capital requirements for at least the next twelve months. Our future capital requirements will be adversely affected by slow or diminished revenue growth, committed research and development expenses, additional sales and marketing costs and higher general and administrative expenses, such as attorneys' fees and litigation costs. We believe that our restatement and pending securities litigation will make it difficult, if not impossible to raise additional capital until the litigation described below and other uncertainties are resolved.

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

Between July 31, 2002 and November 15, 2002, fourteen class-action lawsuits have been filed and are pending against us and certain current and former officers and/or directors (collectively, the "Defendants") in the United States District Court for the Northern District of California. The lawsuits allege that the Defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and rule 10b-5 promulgated thereunder by the SEC, by making a series of material misrepresentations as to our financial condition during the class period of July 31, 2001 to July 19, 2002. Several of the lawsuits further allege violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933. The plaintiffs are generally seeking to recover compensatory damages, costs and expenses incurred, interest and such other relief as the court may deem appropriate. We expect that these lawsuits will be consolidated into a single action in the United States District Court for the Northern District of California. Because these lawsuits are still in their early stages, we are still evaluating the merits of these claims and formulating a defense to these actions.

We are also a nominal defendant in five stockholder derivative lawsuits pending in Superior Court in the County of Santa Clara,

California. These lawsuits, which were filed between July 31, 2002 and September 30, 2002, assert derivative claims on behalf of us against our current and/or former officers and directors and others. The claims asserted in these lawsuits include insider trading, breach of fiduciary duties, aiding and abetting breaches of fiduciary duties, negligence and professional malpractice, negligent misrepresentation and omission, contribution and indemnification, abuse of control, gross mismanagement, unjust enrichment and breach of contract. These lawsuits seek damages suffered by us, treble damages for the sale of shares, costs and expenses of these actions and such other relief as the court may deem appropriate. Because these lawsuits are still in their early stages, we are still evaluating the merits of these claims and our responsibilities with respect to the lawsuits.

We have been informed that five of our shareholders have sued our independent auditors and the managing underwriter in our initial public offering, in connection with claims relating to the acquisition of Covalar Technologies Group, Inc. Those Defendants have filed a motion to join the Company, but as of the date of filing, the Company has not yet been joined in this matter. Pursuant to an underwriting agreement, we have agreed under a reservation of rights to indemnify the underwriter in this action. Accordingly, there is no assurance that we will not sustain any liability as a result of this lawsuit.

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

We have sustained a substantial decline in the value of our securities since announcing the accounting and financial inaccuracies in our previously filed financial statements and our securities have been delisted from the NASDAQ National Market System.  We have also been named in a number of securities class–action and derivative lawsuits and been the subject of an SEC investigation.  The ultimate cost and effect of these matters on the financial condition, results of operations, customer relations and management of the Company is unknown at this time.  In addition, the Company is investigating informal and formal restructuring alternatives which potentially may dilute shareholder equity. Accordingly, an investment in our securities is highly speculative and should not be made unless you are prepared to lose your entire investment.

We face risks related to securities litigation and an SEC investigation into our recent restatement of our financial statements.

Since announcing the accounting and financial inaccuracies in our previously filed financial statements, we have been named as a defendant in fourteen securities class–action lawsuits and as a nominal defendant in five derivative lawsuits. The Securities and Exchange Commission is currently investigating our financial and accounting irregularities. Defending the Company in these actions may result in a significant diversion of management's attention and resources. If the Company is unsuccessful in defending itself in these actions, we may face significant sanctions and civil damage awards which could materially impair our liquidity and results of operations.

The restatement of our financial statements and pending securities litigation may raise concerns among our customers regarding our long-term stability. These concerns may adversely affect future sales.

Customers who purchase our software products make a significant long–term investment in our technology. Our products often become an integral part of each installed fabrication facility and our customers look to us to provide continuing support, enhancements and new versions of our products. Because of the long–term nature of an investment in yield–optimization software, customers are often concerned about the stability of their suppliers. Our restatement and the pending securities litigation may cause current and potential customers concern over our stability and these concerns may cause us to lose sales. Any loss in sales could adversely affect our results of operations, further deepening concern among current and potential customers.

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

In July 2002, we received a Staff Determination Notice from the Nasdaq National Market informing us that our stock may be delisted due to a failure to comply with Nasdaq continued listing standards. We appealed the Nasdaq staff determination in August 2002 and were subsequently notified by Nasdaq that on September 30, 2002, our stock would no longer be listed on the Nasdaq National Market. Our stock is currently traded in the over–the–counter market or "pink sheets." Stocks trading in this market typically suffer significantly lower volume (liquidity) and lower share prices.

We currently have only three directors and believe we will have difficulty attracting qualified candidates to serve on our board. Our failure to add additional directors could adversely impact the management of our company, our compliance with securities laws and our future Nasdaq listing eligibility.

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

There are significant barriers to widespread adoption of our yield–optimization products by the semiconductor industry.

In order for our business to grow, we must overcome certain barriers to the adoption of our yield–optimization products by the semiconductor industry. Many semiconductor designers and manufacturers have in–house yield–management systems and may be reluctant to implement our software because they may believe that third-party tools will not incorporate their existing know-how and methodology. If participants in this industry reject using third–party software to optimize their yield, our growth would be impaired, which would negatively affect our results of operations and cause our business to fail. In addition, because our yield–optimization solutions are relatively new to the semiconductor industry and can be difficult to explain, intensive marketing and sales efforts will be necessary to educate prospective industry partners and customers regarding the uses and benefits of our technologies and software products. Accordingly, we cannot assure you that our software products will gain acceptance at the level or in the time frame we anticipate. Such a failure to gain acceptance would have a material adverse effect on our business.

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

In each of the years ended March 31, 2002, 2001, and 2000, customers that individually accounted for at least 10% of our revenues together represented 66% (of which 24% was sold through Canon), 61% (of which 18% was sold through Canon) and 44% of our revenues, respectively, and in each of these years, there was substantial change among the companies that represented our largest customers. In the year ended March 31, 2002, sales to four customers accounted for 24%, 18%, 14% and 10%, respectively, of our revenues. The large percentage of revenues derived from a small group of customers has resulted from the relatively large license revenues we recognize upon entering into perpetual licensing agreements, from our current limited sales force, and from the lengthy sales cycle for our products. Because we derive most of our revenues from sales of perpetual licenses and because our existing customers' needs for additional products are based on intermittent events, such as the introduction of new technologies or processes, building of new facilities or the need to increase capacity of existing facilities, our largest customers change substantially from period to period. Delays or failures in selling new licenses to existing or new customers would cause significant period–to–period changes in our operating results, which may result in our failure to meet market expectations. We may also incur significant expense and devote management attention to the pursuit of potentially significant license revenues, but ultimately fail to secure these revenues.

We have a long and variable sales cycle, which can result in uncertainty and delays in generating additional revenues.

Because our yield–optimization software and services are often unfamiliar to our prospective customers, it can take a significant amount of time and effort to explain the benefits of our products. For example, it generally takes at least six months after our first contact with a prospective customer before we start licensing our products to that customer. In addition, due to the nature of fabrication facility deployment and the extended time required to bring a fabrication facility to full capacity, capital expenditures vary greatly during this time. Accordingly, we may be unable to predict accurately the timing of any significant future sales of software licenses. We may also spend substantial time and management attention on potential licenses that are not consummated, thereby foregoing other opportunities.

We must continually replace the revenues generated from the sale of perpetual licenses and one–time orders to maintain and grow our business.

Over the past year, we have generated the bulk of our revenues from the sale of perpetual licenses and one–time customer orders. These licenses and orders produce large amounts of revenues in the periods in which the license fees are recognized and are not necessarily indicative of a commensurate level of revenues from the same customers in future periods. Achieving period–to–period growth will depend significantly on our ability to expand the number of users of our products within our customers' organizations, license additional software to our customers and attract new customers. We may not be successful in these sales efforts and, consequently, revenues in any future period may not match that of prior periods.

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

As a result, we believe that period–to–period comparisons of our results of operations are not necessarily meaningful and may not be accurate indicators of future performance. These factors may cause our operating results to be below market expectations in some future quarters, which could cause the market price of our stock to decline.

We may not succeed in developing new products and our operating results may decline as a result.

Our customers and competitors operate in rapidly evolving markets that are characterized by introduction of new technologies and more complex designs, shorter product life cycles and disaggregation of the industry into new subsectors. For example, ever–smaller geometries are being used in semiconductors and new materials are being employed to enhance performance. We must continually create new software and add features and functionality to our existing software products to keep pace with these changes in the semiconductor industry. Specifically, we need to focus our research and development to:

•                  interface with new semiconductor–producing hardware and systems that others develop;

•                  remain competitive with companies marketing third–party yield–management software and consulting services;

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

We target IDMs, fabless semiconductor companies, foundries and semiconductor equipment OEMS. The tools and systems against which our products and services most commonly compete are those that semiconductor companies have created in–house. In order to grow our business, we must convince these producers of the benefit of an outside solution. The third–party providers against whom we compete are, generally, divisions of larger semiconductor equipment OEMs, such as KLA-Tencor. These companies can compete on the basis of their greater financial, engineering and manufacturing resources, and their long-standing relationships with the same companies we are targeting. If we cannot compete successfully against these forms of competition, the growth of our business will be impaired.

In addition, a key part of our strategy is to gain competitive advantage by establishing YIELDirector, our proprietary system platform and integrated yield–optimization software, as the standard in the semiconductor industry. If we do not rapidly establish ourselves as the leading yield–optimization solution provider, we may not be able to grow fast enough to compete effectively with existing and future competitors.

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

•                  develop additional strategic alliances with third–party providers of semiconductor design, fabrication and test solutions;

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

Because we are in the early stages of our development as a provider of yield–optimizing software, it may be difficult to evaluate our business operations and prospects. Past revenues and sales figures may be a poor indicator of future performance. In addition, we have only sold our current product line for approximately three years. This makes it more difficult for us to plan for the further development of our business than if we had a more mature business line.

We may incur non–cash charges resulting from acquisitions and equity issuances, which could harm our operating results.

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

In connection with our effort to streamline operations, reduce costs and bring our staffing and structure in line with industry standards, we restructured our organization on September 27, 2002, with substantial reductions in our workforce. There have been and may continue to be substantial costs associated with the workforce reductions, including severance and other employee–related costs, and our restructuring plan may yield unanticipated consequences, such as attrition beyond our planned reduction in workforce. As a result of these reductions, our ability to respond to unexpected challenges may be impaired and we may be unable to take advantage of new opportunities.

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

Armenia voted for independence in 1991 and adopted its current constitution in 1995. Laws protecting property (including intellectual property) are not well established and may be difficult to enforce. In recent years, Armenia has suffered significant political and economic instability. Any future political and economic instability could interfere with our ability to retain or recruit employees, significantly increase the cost of our operations, or result in regulatory restrictions on our business, making it difficult for us to maintain our business in Armenia or disrupting our Armenian operations. Any significant increase in the costs of our Armenian operations (whether due to inflation, imposition of additional taxes or other causes) would diminish, and could eliminate their current cost-advantages. Furthermore, we cannot assure you that restrictive foreign–relations laws or policies on the part of Armenia or the United States will not constrain our ability to operate effectively in both countries. If we lose or choose to terminate any part of our Armenian operation, replacements could be costly and we could experience delays in our product development, thereby harming our competitive position and adversely affecting our results of operations.

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

Sales to customers located outside the United States accounted for approximately 30%, 31% and 13% of our revenues in the years ended March 31, 2002, 2001 and 2000, respectively. We anticipate that sales to customers located outside the United States will represent a significant portion of our total revenues in future periods. In addition, many of our customers rely on third–party foundries operating outside of the United States. Accordingly, our operations and revenues are subject to a number of risks associated with foreign commerce, including the following:

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

INTELLECTUAL PROPERTY–RELATED RISKS

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

Interest Rate Risk

We are exposed to interest rate risk on our $1.5 million convertible debenture and our investment portfolio which is primarily in fixed rate securities at December 31, 2002. We invest excess cash in debt instruments of the US Government and its agencies, and in high quality corporate issuers and, limit the amount of credit exposure to any one issuer. Changes in the fixed rate interest market would change the estimated value of our debenture. Our investments in fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates. We believe that a change in long–term interest rates would not have a material effect on our business, financial condition results of operations or cash flow. Our cash and cash equivalents consist of cash and highly liquid money market instruments with original or remaining maturities of 90 days or less. Because of the short maturities of these instruments, a sudden change in market interest rates would not have a material impact on the fair value of the portfolio, but it may cause the amount of income we derive to vary significantly from period to period. A hypothetical 10% increase in interest rates would result in approximately $7,000 decrease in the fair value of our available–for–sale securities as of December 31, 2002.

Foreign Exchange Risk

Our sales are primarily denominated in US dollars and, as a result, we have relatively little exposure to foreign currency exchange risk with respect to revenues. Our sales through our Japanese subsidiaries, which represented approximately 1% of total revenues for the three months ended December 31, 2002, are denominated in yen. A 10% adverse change in yen exchange rates would not have had material impact on revenues for the three months ended December 31, 2002. Additionally, our exposure to foreign exchange rate fluctuations arises in part from inter–company accounts which can be denominated in the functional currency of the foreign subsidiary. As exchange rates vary when the accounts are translated, results may vary from expectations and adversely impact earnings. The effect of foreign exchange rate fluctuations for the nine months ended December 31, 2002 was not material.

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

Item 2. Changes in Securities and Use of Proceeds

USE OF PROCEEDS FROM REGISTERED SECURITIES.

The Company's Registration Statement on Form S–1 (Commission File No. 333–61810) for its initial public offering of common stock was declared effective on July 30, 2001. The Company sold a total of 6,900,000 shares of common stock to an underwriting syndicate for aggregate gross offering proceeds of $75.9 million. In connection with this offering, the Company incurred total expenses of approximately $7.2 million, consisting of $5.3 million for underwriting discounts and commissions, and approximately $1.9 million of other expenses. None of these expenses were paid directly or indirectly to any of the Company's directors, officers, or their associates, persons owning 10% or more of any class of the our securities, or affiliates of the corporation. Offering proceeds, net of expenses were approximately $68.7 million. The Company has applied the proceeds to temporary investments in a commercial money market investment account and has spent a portion of the proceeds on the acquisition of Tyecin, FabCentric, Covalar, and DYM, and to fund operating losses.

Item 6. Exhibits and Reports on Forms 8-K

(a)

Exhibit	Description

99.1	Certification filed pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

February 14, 2003
HPL Technologies, Inc.
	By:	/S/ THOMAS A. TOMASETTI

Thomas A.Tomasetti
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

4.                                       The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5.                                       The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a)                                      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)                                     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.                                       The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 14, 2003
/s/ MICHAEL P. SCARPELLI

Michael P. Scarpelli
Chief Financial Officer

I, Thomas A. Tomasetti, certify that:

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

4.                                       The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5.                                       The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a)                                      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)                                     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.                                       The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 14, 2003
/s/ THOMAS A. TOMASETTI

Thomas Tomasetti
President and Chief Executive Officer

EXHIBIT INDEX

Exhibit	Description

99.1	Certification filed pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.