Form 10-K
period 2003-03-31
HPL TECHNOLOGIES INC
filed 2003-06-27
CIK 1121980

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 000-32967

HPL TECHNOLOGIES, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	77-0550714
(State of Incorporation)	(I.R.S. Employer Identification No.)

2033 Gateway Place, Suite 400, San Jose, California	95110
(Address of Principal Executive Offices)	(Zip Code)

(408) 437-1466
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Act:

None
Securities registered under Section 12(g) of the Act:

Common Stock, $0.001 Par Value
(Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 under the Securities Exchange Act of 1934) Yes  ☐    No  ☒

As of September 30, 2002, the issuer had outstanding 30,784,296 shares of common stock.  The aggregate market value of the shares of the registrant’s common stock, $0.001 par value per share, held by non-affiliates of the registrant (all stockholders other than officers, directors and 5% or greater stockholders) as of that date was $793,721(based upon an average of the closing bid and asked price of $0.05 per share as of such date, as reported the over-the-counter “pink sheets” published by Pink Sheets LLC).

As of March 31, 2003, the registrant had outstanding 30,809,667 shares of common stock.

PART I

GENERAL

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties.  In some cases you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “should,” “will,” and “would” or similar words.  You should read statements that contain these words carefully because they may discuss our future expectations, contain projections of our future results of operations or of our financial position or state other “forward-looking” information.  However, there may be events in the future that we are not able to accurately predict or control.  The factors listed in Item 7 under the caption “Risk Factors,” as well as any cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.  You should be aware that the occurrence of any of the events described in these risk factors and elsewhere in this report could have a material adverse effect on our business, financial condition and results of operations.

ITEM 1.  BUSINESS

OVERVIEW

We provide yield optimization solutions for manufacturers of semiconductors and flat panel displays.  We offer scalable yield optimization solutions that permit companies to accelerate the process by which they develop technology as well as identify, measure, and correct sources of failure in the production process.  Our customizable software products and proprietary TestChip Technology Development Intellectual Property (“TestChip IP”)  enable our customers to quickly identify and correct yield-limiting factors in their design, technology development and manufacturing processes.  Our integrated tools analyze parametric, bin/sort, bitmap, MES, defect and design layout data, as well as monitor the changes made to process “recipes.”  This analysis and monitoring results in faster improvements in yield or “yield learning.”

We have principally conducted business as Heuristic Physics Laboratories, Inc. (“HPLI”), a California corporation, since 1989.  HPLI merged on July 30, 2001 with a wholly-owned subsidiary of HPL Technologies, Inc., a newly organized Delaware corporation (sometimes referred to in this report as “HPL”, the “Company”, “we”, “our” or “us”), and each outstanding share of HPLI common stock was converted into 1.7 shares of HPL common stock.  As a result of the merger, HPLI effectively reincorporated into Delaware and we adopted a holding company structure.  Unless we specify otherwise, all references to the Company and HPL in this report refer to HPL and its subsidiaries.  Our principal executive offices are located at 2033 Gateway Place, Suite 400, San Jose, California 95110 and our telephone number is (408) 437-1466.

In July 2002, our Audit Committee initiated an investigation into financial and accounting irregularities involving revenue reported during prior periods. Based on the investigation, we discovered that a material amount of revenue was improperly recognized during 2001 and 2002, primarily in connection with fictitious sales to an international distributor. Accordingly, we restated our previously issued financial statements as of and for the years ended March 31, 2002 and 2001. During the investigation, Y. David Lepejian, the Company’s former President and Chief Executive Officer, was removed from all positions with the Company. In addition, the Vice President of Administration and the Chief Financial Officer of the Company were replaced.  None of these former officers participated in the preparation or oversight of the restatement of our financial statements or any other financial information or reports since the date of their respective departures.  Subsequent to his termination, Mr. Lepejian entered into a consent decree with the SEC and has pleaded guilty to one count of wire fraud.  The Company is a party to numerous lawsuits relating to these events.  See, Item 3 — Legal Proceedings.

INDUSTRY BACKGROUND

The semiconductor product development process can be grouped into three broad stages: 1) process technology development, 2) design, and 3) manufacturing.  These stages are described below:

1)                                      Process Technology Development.  Semiconductor production begins with the development of “process technology,” during which a semiconductor fabricator determines device characteristics and assess the yield impact of manufacturing margins.  Based on the results of the assessment, “design rules” are created to assure that products can be reliably produced in a given fabrication facility.  These design rules guide the product design process in the second stage of product development, described below.

2)                                      Design.  The second stage of semiconductor production is product design.  Design involves using complex software to place and connect individual electrical components (transistors) to construct the functionality of a product.  A leading-edge design can call for millions of transistors and interconnections on a square centimeter of silicon.  For a semiconductor product to be manufactured and work properly, it must be designed with exact precision and expressly for a given semiconductor process technology, described above.

3)                                      Manufacturing.  The third step in the semiconductor development process is manufacturing.  Manufacturing requires hundreds of individual processing steps to form patterned layers of material on a wafer to create transistors and connect them to form the desired electronic circuitry or function.  Additionally, the manufacturing process includes packaging and testing of the individual chips themselves.  In the case of new technology, interaction between the various wafer fabrication processes and/or the design frequently cause new types of defects and new sources of failure.  Constant and accurate measurement and inspection are required to find defects and eliminate defect sources during wafer manufacturing as well as assembly and test processes.  The early detection and subsequent resolution of yield problems can result in significant cost savings to the manufacturer.

Importance of Yield

Yield is a measurement of the efficiency of a product development process.  Specifically, yield is the percentage of properly functioning devices produced at each stage in the manufacturing process.  Improvement of yield or “yield learning” is often challenging and involves the continual identification and resolution of the root causes of failure in the design and manufacturing process.    New products built with newer, less mature semiconductor manufacturing processes often start with very low yields because fabrication procedures and device technologies are not yet fully optimized.  During the transition from early fabrication to volume production, yield improvements are often difficult as production equipment and processes are stressed to maximize throughput.  Even as production volumes increase, yield often falls as new production equipment is brought on-line and test programs are enhanced to reduce test escapes.

Yield improvement is a multi-faceted challenge as thousands of factors in the semiconductor production process may affect yield.  These factors contribute to yield loss based on the sensitivity and margin of the design and manufacturing.  By definition, failures are random or systematic in nature.  Random failures are typically caused by arbitrary particles introduced into the fabrication process causing circuit faults such as a bridge between two adjacent metal lines.  Systematic failures emanate from non-random sources such as equipment or environmental changes, and design sensitivity or material property variations.  Due to yield learning, each successive generation of semiconductors become somewhat less sensitive to existing failure modes but remain susceptible to new failure modes.  This creates a need to capture and analyze more data to improve yields.  The sheer volume of data and the amount of complex analysis required has become an impediment to improving the yield learning curve.  To identify factors that affect yield in a new process, semiconductor companies must collect and analyze an immense (and growing) amount of data that is generated throughout the semiconductor product development lifecycle, often from several worldwide locations and, increasingly, from supply chain partners.  In any semiconductor fabrication facility, there are likely to be as many as 50 different sets and formats of data produced, each with thousands of individual parameters that need to be tracked.  While this data provides important clues to yield enhancement, the efficient collection, correlation and analysis across the various data sets presents a substantial challenge for the semiconductor industry.

High yield is an essential requirement for a profitable semiconductor business, especially during the introduction of new products.  Selling prices and profit margins are typically higher in the early stages of a new semiconductor product lifecycle.  A small acceleration along the yield learning curve can create disproportionately greater revenue and profitability.  Another benefit of fast yield ramp is the increased revenue that is associated with the measured speed of microprocessors, application specific integrated circuits (“ASICs”) and telecom devices.  High parametric yield enables parts to operate at higher frequencies and subsequently command higher selling prices.  As the product lifecycles advance, high yield can accelerate cost reductions and maximize efficiency gains.  These factors make it essential that semiconductor companies monitor and maintain yield on an ongoing basis throughout the entire product lifecycle.  In today’s volatile markets where capacity utilization rates fluctuate, yield improvement remains fundamental to business success.  Given the immense costs of a semiconductor fabrication facility and the economics of production efficiency, the rate of yield learning is a critical component in the profitability of a given semiconductor company.

Flat Panel Industry

The flat panel display (“FPD”) industry is entering the product phase where the price points for liquid crystal display televisions (“LCD-TVs”) and liquid crystal display-computer monitors make them preferable to cathode ray tube (“CRT”) technology.  The latest estimates predict the global FPD market will grow 143% to $65.1 billion by 2006.  The projected demand for LCD-TVs, forecast to be 76.5% compound annual growth rate, is expected to drive the majority of the FPD market.  Manufacturing cost reductions and new processes that shorten cycle time and improve performance are expected to accelerate demand from the manufacturing side.

The current move to new FPD substrate sizes (i.e. generations 5, 6 and 7) are expected to reduce manufacturing costs.  Additionally, new materials such as low-temperature poly-silicon are expected to improve product performance.  However, these changes present significant manufacturing and yield challenges.  As in the semiconductor industry, FPD yield optimization solutions help users quickly solve these problems by aggregating all yield-relevant data and providing high-powered analysis techniques to FPD engineers.  Using these systems, engineers spend less time gathering and preparing data and more time correcting yield problems.

Currently, most FPD yield enhancement tools are internally developed.  However, software development is not a core competency of the LCD manufacturer so their internal solutions tend to lack scalability and application integration.  HPL’s commercial FPD software yield solutions leverage our experience in the semiconductor industry.  HPL provides FPD engineers with fully integrated packages that encapsulate the collective best practices of the semiconductor industry.  In addition, HPL’s visualization and analysis modules meet the specific requirements of the display industry so that FPD manufacturers benefit from the full power and flexibility of the HPL Enterprise Yield Optimization Platform.

HPL PRODUCTS AND TECHNOLOGY

HPL provides an integrated suite of yield enhancement software solutions that enables customers to optimize yields in all three stages of semiconductor development:  process technology development, design and manufacturing.  Derived from years of experience working with leading semiconductor manufacturing companies, HPL has embedded much of the industry’s best practices directly into our yield optimization products.  HPL’s yield optimization software delivers high-impact business results by reducing the time to high yield through enhanced collaboration among process technology development, design and manufacturing, and streamlined data analysis.

YIELDirector™- Workflows

YIELDirector Workflows provide a development environment for rapid implementation of both interactive applications and/or sophisticated reporting for virtually any data from a wafer fabrication, packaging, or test step of the manufacturing process.  Applications are developed using a development environment where application development is 3 to 15 times faster than traditional techniques.  This allows customers to react to yield problems and deploy solutions very rapidly.  YIELDirector-Workflow can be used with HPL, customer developed, and third party systems.

YIELDirector-FPD

YIELDirector-FPD is a yield optimization solution built specifically for the flat panel display manufacturers.  YIELDirector-FPD leverages the best-in-class and highly scalable YIELDirector platform.  This enables FPD customers to integrate relevant manufacturing data into a seamless and powerful yield optimization environment.  YIELDirector-FPD is a premier commercial yield optimization solution targeted at the unique challenges of FPD manufacturing.

Recipe Management and Editing (“RME”)

RME is a universal enterprise solution that facilitates the management and control of process recipes directly from a central repository.  Process recipes are used to control the program process and metrology tools at every step in a semiconductor manufacturing process.  RME manages all production recipes from a single environment, which dramatically reduces product scrap, improves yield and increases productivity of semiconductor fabs.  A patented off-line editing module allows engineers to edit process recipes at their desk or anywhere on the corporate intranet without sacrificing security or increasing tool downtime.

Memory YIELDirector

Memory YIELDirector accelerates yield learning and problem resolution for DRAM, SRAM and Flash memory arrays on semiconductor devices.  Memory YIELDirector automates analysis of fab and test data for all memory types including embedded memory.  Using powerful analysis algorithms, Memory YIELDirector automatically descrambles and classifies failing bitmaps into unique signatures, and correlates them to in-line defect inspection data to determine the defect kill ratios.  Memory YIELDirector has powerful visualization algorithms that help correlate bitmap failures with fatal defects (defects that will cause a failure in the device) to enable rapid isolation of the root cause failures in memories.

Odyssey™ Defect

Odyssey Defect is a production-proven defect data management solution that is in use at over seventy manufacturing sites worldwide.  Odyssey Defect delivers results efficiently and reliably, leveraging error-correcting processes to assure users of maximum up-time.  It has an open and equipment vendor-neutral architecture that supports most inspection, review and classification tools with a full range of charting, wafer mapping and statistic analysis.  Odyssey Defect is easy to use and provides high productivity with its all-in-one graphical user interface (“GUI”).  Odyssey Defect simplifies and automates in-line defect analysis to reduce cycle times, enabling engineers to address other critical yield-limiting issues.

Odyssey™ YMS

Odyssey YMS is a fab-wide data management tool for improving yields and productivity by efficiently correlating different data types to quickly deduce the root cause of manufacturing problems.  Advanced Data Mining algorithms uncover hidden correlations and easy-to-use templates automate daily and repetitive analyses at preset intervals.  Odyssey YMS includes Odyssey Defect and several additional powerful analysis modules including:

Metrology, which collects and analyzes data from inline production equipment, such as resistivity, critical dimension, wafer flatness, and oxide and etch rate monitors;

Parametric, which analyzes data collected from inline Wafer Electrical Test and end of line Wafer Acceptance Test automatic test equipment.  Standard support is included for systems such as Agilent and Keithley testers;

BIN, which utilizes final wafer sort (chip probe) data, collected with Automated Test Equipment from companies such as Teradyne, Advantest, Credence, LTX and Agilent;

BIT, which analyzes failing bit signatures, failing patterns per die and per wafer and graphically overlays failure data with defect data; and

WIP, which encompasses process flow, tool, and route information collected by Manufacturing Execution Systems, such as PROMIS™, FACTORYworks™, WorkStream™ and SiView™.  A key feature of this module is that it permits drill down from problems found in other data domains to the tool or tool group which may be the source of the problem, thereby saving significant fab engineering time in diagnosing yield problems.

YieldProjector

YieldProjector enables design engineers to improve their design’s projected yield before it reaches the manufacturing process. YieldProjector simulates the yield impact of a wide-range of random defects on a design’s layout based on statistical information from the manufacturing process.  YieldProjector reports the number of fatal defects on each layer of the design along with the projected yield of that layer.  YieldProjector graphically highlights yield-limiters in the design layout so design engineers can compare various layout options and critical feature usage to improve a design’s immunity to random and systematic manufacturing defects.  This significantly increases yield and speeds time to volume production.

TestChip Technologies Products and Services

Our TestChip products address the needs of semiconductor companies in many aspects of process technology development, design and manufacturing.  Developing process technology is typically a lengthy process that frequently takes 18-24 months and requires a number of expert resources to design and validate each process step followed by process qualification.  The complexity of smaller chip features, such as 90 nm and 65 nm (known as “nodes”), requires a large number of devices and circuits to measure not only each process step but also the integrated process behavior and performance.  This increasing complexity, coupled with smaller chip sizes, is causing semiconductor producers to turn to yield solutions such as those offered by our TestChip products.

HPL’s TestChip products provide capabilities to accelerate semiconductor process technology development to the 65nm node and beyond.  Additionally, for advanced technology nodes, TestChip products provide new and innovative methods for semiconductor manufacturing process characterization and monitoring.  We have deployed advanced semiconductor process technologies using our TestChip solutions at leading Integrated Device Manufacturers.  Semiconductor manufacturers have used TestChip solutions for more than 8 years, at 7 technology nodes and across multiple process technologies, such as CMOS, BiCMOS, Radio Frequency (“RF”), Analog and others.

The TestChip product line consists of a library of proprietary intellectual property (“IP”), supplemented by software products, and services, each of which are described more fully below.  HPL will also customize the TestChip Technology IP and services to better enable project success.

TestChip Technology Development IP

Our proprietary TestChip IP contains over 1,500 elements to address the full breadth of 90nm CMOS technology development concerns, including 193nm lithography, copper and low-k interconnect integration, and advanced transistor development.  Our TestChip IP also contains elements for improving yield in test structures, non-volatile memory, Silicon-on-Insulator (“SOI”), high-power devices, Silicon-Germanium, and RF devices.  From this IP, we can produce GDSII, HTML documentation and test programs, all generated from a common database resulting in consistent and error-free results.

TestChip TechXpress Array Product Family

Our TestChip TechXpress array products alleviate many issues involved in sub-130nm technology development and monitoring. Traditional methods allow a limited number of devices and circuits to be used for identifying and resolving process and yield issues.  Our TechXpress array products dramatically increase the number of devices and circuits that can be used, thereby resulting in more effective identification, diagnosis and resolution of process and yield issues.

The TechXpress Array Family comprises of three powerful products: TDSRAMTM, TDROMTM and TDAnalogTM.

TDSRAM: The TechXpress TDSRAM can be used for bitcell development and process qualification. The TDSRAM bit is designed intentionally to measure key process parameters and is more sensitive to variations and yield issues than a conventional SRAM design. The TDSRAM can also be used to measure defect densities during volume manufacturing.

TDROM: The TechXpress TDROM measures process excursion and design rule skews making it ideally suited for process characterization and monitoring. The higher number of circuits built within a specific TDROM provide a dramatically better spatial resolution than possible with traditional test structures.

TDAnalog: The TechXpress TDAnalog is unique in its ability to measure the intrinsic electrical properties of the process. It outputs a parametric response providing a finer resolution of the measurement. Examples of TDAnalog usage are via resistance measurements and FET matching effects measurements among others.

Some of the specific use cases for the array family products are bitcell development, process qualification, systematic yield loss diagnosis, process characterization and process monitoring. Customers use results derived from the arrays to correlate yield, and analyze failures electrically and physically.

TestChip Design & Verification Platform

The TestChip Design & Verification Platform is used to accelerate the specification, design, test and debug of test structures and large technology development testchips. The platform consists of a web-based application for specifications capture, revision control and project management, a layout compiler, an HTML documentation & test program generator and a secure layout viewer integrated with the compiler and documentation.

SALES AND MARKETING

We rely on our direct sales force, distributors and sales agents to penetrate the semiconductor and flat panel display manufacturing markets.  Our direct sales efforts have focused primarily on licensing our software products and TestChip technologies to IDMs, foundries and fabless semiconductor design companies and flat panel display manufacturers.  Our direct sales force operates out of our headquarters in San Jose, California and our facilities in Boston, Massachusetts; Austin, Texas; Plano, Texas; Yokohama, Japan; Hsin Chu, Taiwan; Aix-en-Provence, France; and Singapore.

Our sales and marketing personnel also focus on developing our relationships with industry partners, which include semiconductor original equipment manufacturers (“OEMs”) who bundle our products in their hardware.  These joint-marketing relationships provide us with access to the customer bases of these OEMs.  We intend to continue to expand our industry partnerships in the future.

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

The complexity of yield optimization requires expertise in physical integrated circuit (“IC”) design and fabrication as well as software development.  Today, we employ a staff of software development engineers focused on the development of yield-optimization software products.  Our team also encompasses a core group of engineers and technicians with extensive education, experience and expertise in the semiconductor domain.  Virtually every discipline associated with the lifecycle of an IC is represented at our company, including device physics, product design, product engineering, yield engineering, failure analysis engineering, fab management, process engineering and testing.

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

The third-party providers that compete in the market for yield-optimization tools are, generally, divisions of larger semiconductor equipment OEMs, such as KLA-Tencor or relatively small private companies.  Additionally, PDF Solutions provides service-based solutions where HPL products can also be used.  The success of our business or other businesses like ours might prompt increased competition.  As a result, we must continue to improve existing products, develop new products and protect our innovations through intellectual property laws in order to continue to differentiate our product offering.

Significant factors in our target market’s choice of productivity-enhancement software include its performance, ease of use, reliability, price, compatibility with existing systems, installed base, and technical service and support.  While price is an important competitive factor, we believe that customers will choose the most effective productivity software, even if it is more expensive, because of the added profitability from better production yield.

INTELLECTUAL PROPERTY

Our future success and competitive position depends heavily upon our continued ability to develop new proprietary technology while protecting our existing intellectual property.  To protect our products and the underlying technology, and to prevent competitors from using our technology in their products, we use a combination of patents, trade secrets and copyrights.  As of March 31, 2003, we held four U.S. patents, expiring at different times between 2013 and 2019, and had twenty U.S. patent applications and ten foreign patent applications pending.  We expect that if granted, the duration of these patents will be 20 years from the date of filing the application.  We continue to vigilantly pursue U.S. and foreign patent filings.  We have additional patent applications that we are developing internally and may file in the future.

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

Much of our source code is written by programmers and engineers in the Republic of Armenia.  We generally rely on U.S. and Armenian copyright law and international treaties for protection of our software source code, software object code, training materials and user manuals created by our employees.  As of March 31, 2003, we have registered 14 copyrights with the U.S. Copyright Office.  While U.S. copyright law protects the expression of an idea, it does not protect the idea itself from copying.  As a result, others may be able to glean valuable concepts and methods from our copyrighted material and lawfully use these ideas and methods in a competing venture by simply changing the manner of expression.  In an effort to protect our software from misappropriation, we do not typically divulge our source code to customers or vendors, although we have placed our source code in escrow in connection with certain transactions.

EMPLOYEES

As of March 31, 2003, we employed approximately 267 employees worldwide with 99 in the United States, 142 in Armenia and 26 in five other locations around the world.  None of our employees are represented by a labor union or are subject to a collective bargaining agreement.  We believe that our relationship with our employees is good.

DIRECTORS AND OFFICERS

The following table sets forth the directors and officers of the Company, their ages and positions as of May 31, 2003:

Name	Age	Position

Cary D. Vandenberg	47	President and Chief Executive Officer
Michael P. Scarpelli	36	Chief Financial Officer, Treasurer, Senior Vice President of Administration and Assistant Secretary
Gene Mullinnix	51	Senior Vice President of Operations
Elias Antoun	46	Director, Chairman of the Board
Lawrence Kraus	40	Director
Dr. Yervant Zorian	47	Director
Michael J. Field	54	Vice President, General Counsel and Secretary
Robert B. Baden	60	Vice President of Global Sales
James Chalmers	43	Vice President of Marketing

CARY D. VANDENBERG.  Mr. Vandenberg joined the Company in May 2003 as President and Chief Executive Officer.  Prior to joining HPL, Mr. Vandenberg was Vice President of Strategic Business Development at Communicant Semiconductor Technologies AG, a European based semiconductor foundry.  He worked at Communicant from July 2001 to May 2003 and during this period he was responsible for the design kit and modeling group, corporate partnerships, and the e-business strategy.  Mr. Vandenberg has over 20 years of management experience in software and semiconductor companies including positions at Sequencia, Inc. (President & CEO), JENOPTIK INFAB Intrack, Inc. (President), and PROMIS Systems Corporation Ltd. (Vice President).  Mr. Vandenberg holds a Bachelor of Science degree in commerce from Santa Clara University.

MICHAEL P. SCARPELLI.  Mr. Scarpelli has been our Chief Financial Officer, Treasurer, Senior Vice President of Administration and Assistant Secretary since July 2002.  In these roles, he is principally responsible for the Company’s worldwide finance function including accounting, financial systems and facilities.  Mr. Scarpelli joined the Company in January 2002 as Vice President of Corporate Development, responsible for the oversight of the Company’s mergers and acquisitions function.  Prior to joining HPL, Mr. Scarpelli was an auditor with PricewaterhouseCoopers LLP since 1989 and an audit partner since 1998.  Mr. Scarpelli received his Bachelor of Arts degree in economics from the University of Western Ontario and is a Certified Public Accountant and a Chartered Accountant.

GENE MULLINNIX.  Mr. Mullinnix has been Senior Vice President of Operations since July 2002.  In this role, he is responsible for all aspects of product development and customer deployment and support.  Mr. Mullinnix has over 29 years of semiconductor industry experience including 9 years with Texas Instruments and 18 years with Motorola.  In February 2001, Mr. Mullinnix joined TestChip Technologies, Inc. (“TestChip”), as Vice President of Engineering.  Mr. Mullinnix joined HPL in February 2002 in connection with the Company’s acquisition of Covalar Technologies Group, Inc., the parent of TestChip, and was promoted to the position of President and General Manager, TestChip.  Prior to joining TestChip, Mr. Mullinnix worked for eighteen years in various positions at Motorola including Operations and Program Manager for the Non-Volatile Memories Technology Center, Site and Wafer Fab Operations Manager, and Global Technology Manager.  Mr. Mullinnix managed wafer fabs for Motorola in California and North Carolina with responsibilities in wafer fab operations, site management, technology development and a design center.  Mr. Mullinnix organized and developed the Microcontroller Technology Group’s External Manufacturing Operations establishing and managing foundry relationships in Asia, Japan, Europe and Israel.  Mr. Mullinnix holds a Bachelor of Science degree in Engineering from Texas A&M University.

ELIAS ANTOUN.  Mr. Antoun has served as President and Chief Executive Officer of MediaQ, Incorporated, a semiconductor manufacturer, since February 2000.  From March 1998 to January 2000, Mr. Antoun served as Executive Vice President, Consumer Products Division at LSI Logic.  Mr. Antoun served as President of LSI Logic K.K., a Japanese subsidiary of LSI Logic, from January 1996 to March 1998.  Mr. Antoun was elected to our board of directors in August 2000 and has served as the Chairman of the board since July 2002.  Mr. Antoun’s term expires at the next election of directors.

LAWRENCE KRAUS.  Mr. Kraus is a co-founder of the Company and has served as a member of the board of directors of the Company’s principal operating subsidiary, HPLI, since its formation in 1989.  From February 2001 to September 2002, Mr. Kraus served as HPLI’s Vice President of Strategic Marketing.  Mr. Kraus previously served as HPLI’s Director of Hardware Development from May 1989 to January 1995 and as the Vice President and General Manager of HPLI’s hardware divisions until their sale to Credence Systems Corporation in June 1998.  With the sale of the hardware divisions to Credence, Mr. Kraus joined Credence as a Director of Operations and served in that capacity until February 2001.  Mr. Kraus is currently a manager of hardware development at Advantest America, Inc.  Mr. Kraus was elected to our board of directors in August 2000 and his term expires at the next election of directors.

DR. YERVANT ZORIAN.  Dr. Zorian has served as Vice President and Chief Scientist at Virage Logic Corporation since June 2000 and as Chief Technology Advisor at LogicVision from November 1996 until June 2000.  Dr. Zorian was a Distinguished Member of the Technical Staff at Bell Laboratories, Lucent Technologies from November 1987 until November 1996.  Dr. Zorian has chaired several Institute of Electrical and Electronic Engineering (“IEEE”) symposiums and workshops.  He currently serves as the editor and chief emeritus of IEEE Design & Test of Computers.  He has authored three books, received several best paper awards and holds twelve U.S. patents in the area of test technology.  Dr. Zorian is an honorary doctor of the National Academy of Science, Armenia, and is a Fellow of IEEE.  Mr. Zorian was elected to our board of directors in August 2000 and his term expires at the next election of directors.

MICHAEL J. FIELD.  Mr. Field joined the company in September 2002 as a consultant and in March 2003 became our Vice President and General Counsel.  Prior to joining the company, Mr. Field was executive vice president and one of the founders of domainLogix Corporation, a semiconductor software company.  From 1990 to 1999, Mr. Field has held various senior executive management positions over a 10 year period with Consilium, Inc., First Pacific Networks, Inc., SyQuest Technologies, Inc., and other Silicon Valley technology ventures.  Prior to these executive management positions, Mr. Field was a partner for approximately 16 years in several boutique law firms specializing in business and technology transactions.  Mr. Field holds a Bachelor of Arts degree in psychology from San Jose State University and a Juris Doctorate degree from Santa Clara University, School of Law.

ROBERT B. BADEN.  Mr. Baden has been our Vice President of Global Sales since January 2003.  In this role he is principally responsible for the deployment and management of the Company’s worldwide sales organization.  Mr. Baden joined the Company in January of 2002 as Manager of Business Development, Design for Yield, responsible for establishing the Company’s yield enhancement products in the integrated circuit design industry.  He was appointed as Director of Sales in July 2002.  Prior to that, Mr. Baden was employed by Synopsys as Senior Manager, Strategic Business Development from July 2000 to November 2001, Program Director, Technology Partnerships from October 1998 to March 1999 and Manager, New Business Development from February 1995 to September 1998.  From April 1999 to June 2000, Mr. Baden was employed by DataMain as Vice President of Sales.  Mr. Baden has more than 30 years of worldwide technology marketing and sales experience in management positions with IBM, Xerox and Synopsys.  Mr. Baden received his Master of Science degree in Operations Research from New York University and his Bachelor of Science degree in Mathematics from Case Institute of Technology.

JAMES CHALMERS.  Mr. Chalmers has been our Vice President of Marketing since January 2003.  In this role he is principally responsible for the planning, positioning, and promotion of the companies’ product portfolio.  Mr. Chalmers joined the Company in November of 2001 as Director of Business Development, responsible for expanding the Company’s yield enhancement product footprint in the integrated circuit industry.  Prior to that, Mr. Chalmers was employed with KLA-Tencor as Senior Director Information Technology from May 2000 to November 2001, Director of Technical marketing from May 1999 to May 2000 and Director of Software Sales from May 1998 to May 1999.  Mr. Chalmers has more than 20 years of software marketing, sales, engineering, and information technology experience in management positions with KLA-Tencor and Motorola.  Mr. Chalmers received his Bachelor of Science degree in Chemical Engineering from The Georgia Institute of Technology.

ITEM 2.  PROPERTIES

The following table sets forth the Company’s principal properties as of May 31, 2003.  We believe that our existing facilities are adequate for our current needs.

Location	Square Footage	Expiration of Lease Term	Uses

Austin, Texas	25,140	February 2006	Offices
Bedford, Massachusetts	12,050	October 2005	Offices
Chennai, India	2,097	March 2007	Offices
HsinChu, Taiwan	3,007	May 2005	Offices
Yokohama, Japan	3,020	February 2004	Offices
San Jose, California	12,500	December 2005	Executive offices
Plano, Texas	18,302	March 2006	Offices
Yerevan, Armenia	18,772	May 2004	Offices; research and development

ITEM 3.  LEGAL PROCEEDINGS

Between July 31, 2002 and November 15, 2002, fourteen class-action lawsuits have been filed and are pending against the Company, certain current and former officers and/or directors of the Company, and the Company’s independent auditors (collectively, the “Defendants”) in the United States District Court for the Northern District of California.  The lawsuits allege that the Defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder by the SEC, by making a series of material misrepresentations as to the financial condition of the Company during the class period of July 31, 2001 to July 19, 2002.  Several of the lawsuits further allege violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 (the “Act”).  The plaintiffs are generally seeking to recover compensatory damages, costs and expenses incurred, interest and such other relief as the court may deem appropriate.  We expect that these lawsuits will be consolidated into a single action in the United States District Court for the Northern District of California.  Motions for appointment of a lead plaintiff are pending before the Court.

We are also a nominal defendant in five stockholder derivative lawsuits pending in Superior Court in the County of Santa Clara, California.  These lawsuits, which were filed between July 31, 2002 and September 30, 2002, assert derivative claims on behalf of the Company against current and/or former officers and directors of the Company and the Company’s independent auditors.  The claims asserted in these lawsuits include insider trading, breach of fiduciary duties, aiding and abetting breaches of fiduciary duties, negligence and professional malpractice, negligent misrepresentation and omission, contribution and indemnification, abuse of control, gross mismanagement, unjust enrichment and breach of contract.  These lawsuits seek damages suffered by the Company, treble damages for the sale of shares, costs and expenses of these actions and such other relief as the court may deem appropriate.  In an order dated December 3, 2002, the Court consolidated these actions and appointed lead plaintiff’s counsel.  The date for filing a consolidated complaint has been continued to July 14, 2003.

Five shareholders of the Company have sued in state court of the District Court of Dallas County, Texas, the Company’s independent auditors and the managing underwriter in the Company’s initial public offering, in connection with claims relating to the Company’s acquisition of Covalar Technologies Group, Inc. in February 2002.  The Company has been named as a responsible third party in this action for purposes of apportioning fault in jury findings; to date, no claims have been brought against the Company.  Subject to a reservation of rights, we have accepted the underwriter’s request to indemnify the underwriter in connection with the Company’s initial public offering and to advance expenses in the event the underwriter becomes a party to any lawsuit arising out of the public offering.  While the Company had obtained insurance to cover our obligation to indemnify and advance expenses to the underwriter, the insurer has not yet taken a position as to whether such obligations are covered under the policy.  If it does not contest coverage, however, coverage for these indemnification obligations is subject to a sub-limit of $1,000,000.  This lawsuit is only in the preliminary stage and the Company’s potential liability cannot be determined at this time.

 Five former shareholders of FabCentric, Inc., which was acquired by the Company in December 2001, have sued the Company, the Company’s former President and CEO and CFO, and the Company’s independent auditors in a lawsuit pending in Superior Court in the County of Santa Clara, California.  This lawsuit was filed on or about May 22, 2003.  This lawsuit alleges claims for fraud, negligent misrepresentation, breach of warranties and covenants, breach of contract and negligence, and seeks rescission or, alternatively, damages, costs and expenses.  Because this lawsuit was only recently filed, we have not evaluated the merits of these allegations.

Additionally, in April 2003, UBS PaineWebber, Inc. filed suit against the Company in the Supreme Court of the State of New York, County of New York (the “New York Action”) alleging tortius interference of contract and a violation of the Uniform Commercial Code.  This action relates to the transfer of shares of HPL common stock putatively pledged to UBS PaineWebber, Inc. by Y. David Lepejian, our former President and CEO, and his spouse and seeks, among other things, mandatory injunctive relief requiring HPL to effect the transfer of the subject stock.  In May 2003, we filed an interpleader action in United States District Court for the Northern District relating to the New York action.  Mr. Lepejian and UBS PaineWebber are currently engaged in an NASD arbitration proceeding regarding the pledge of the shares.

The aforementioned litigation matters are in the early stages.  As a result, we believe that no amount should be accrued for these matters under SFAS No. 5, “Accounting for Contingencies,” because we are currently unable to evaluate the likelihood of an unfavorable outcome or an estimate of the amount or range of potential loss, if any.

Any resolution of the aforementioned litigation could have a material effect on our financial position, results of operations or cash flows.  We are investigating informal or formal restructuring alternatives which potentially may dilute shareholder equity but could mitigate any material adverse affect on our financial position or results of operations which might otherwise result from an unfavorable resolution of these lawsuits.  Any such dilution could be significant and could greatly affect the value of our common stock.  See, Risk Factors.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

On September 30, 2002, our common stock was delisted from the Nasdaq National Market.  Since that time, no established public trading market has existed for our common stock and shares of our common stock are neither listed on any national securities exchange, nor presently traded on any public stock exchange or in any other public market.  Although quotations for shares of our common stock may be obtained through the over-the-counter “pink sheets” maintained by Pink Sheets LLC (a centralized quotation service that collects and publishes market maker quotes for over-the-counter securities), because secondary market activity for shares of our common stock has been limited and sporadic, such quotations may not accurately reflect the price or prices at which purchasers or sellers would currently be willing to purchase or sell such shares. The following table shows the range of high and low closing bid prices for our common stock for the periods indicated, as reported on the Nasdaq National Market under the symbol “HPLA” for the period July 30, 2001, the date of our initial public offering, to September 30, 2002, and in the Pink Sheets under the symbol “OTC:HPLA” for the period October 1, 2002 through March 31, 2003.  The quotations on the Pink Sheets reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal 2002	High	Low

First Quarter	N/A	N/A
Second Quarter	$15.74	$3.45
Third Quarter	$18.55	$4.25
Fourth Quarter	$18.65	$11.19

Fiscal 2003	High	Low

First Quarter	$16.26	$9.59
Second Quarter	$15.80	$13.10
Third Quarter	$0.11	$0.02
Fourth Quarter	$0.20	$0.02

As of March 31, 2003, there were approximately 124 holders of record of our common stock and 30,809,667 shares of common stock outstanding.  No dividends have been paid on our common stock since inception, and we do not anticipate paying any dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

On April 10, 2002, we acquired Defect & Yield Management, Inc., a Delaware corporation (“DYM”).  In connection with this acquisition, we issued a total of 967,260 shares of common stock to the DYM shareholders and assumed options to purchase up to 82,740 shares of common stock that may be issued upon exercise of outstanding DYM stock options.  We will also issue 396,826 additional shares with a value of $50,000 in the aggregate pursuant to an earn-out provision in the purchase agreement.  This offering was exempt from registration under Rule 506, promulgated under the Act.

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

ITEM 6.  SELECTED FINANCIAL DATA

The selected consolidated financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the consolidated financial statements of HPL and the notes to the consolidated financial statements included elsewhere in this annual report on Form 10-K.  The consolidated statement of operations data for the years ending March 31, 2003, 2002 and 2001 and the consolidated balance sheet data at March 31, 2003 and 2002 are derived from the audited financial statements included in this annual report on Form 10-K.   The consolidated statement of operations data for the years ending March 31, 2000 and 1999 and the consolidated balance sheet data at March 31, 2001, 2000 and 1999 are derived from the audited financial statements not included in this annual report on Form 10-K.   Our historical results are not necessarily indicative of results to be expected for future periods.

Statement of Operations Data:

	Years Ended March 31,
	2003	2002	2001	2000	1999
	(in thousands, except per share data)

Revenues:
Software licenses	$5,281	$1,614	$3,159	$3,039	$45
Consulting services, maintenance and other	10,311	2,899	1,156	665	103
Total revenues	15,592	4,513	4,315	3,704	148
Cost of revenues:
Software licenses	656	587	133	9	1
Consulting services, maintenance and other (1)	3,808	507	243	259	61
Total cost of revenues	4,464	1,094	376	268	62
Gross profit	11,128	3,419	3,939	3,436	86
Operating expenses:
Research and development (1)	10,515	6,118	3,349	2,851	2,503
Sales, general and administrative (1)	19,788	9,285	4,329	3,155	2,613
Goodwill impairment	30,570	—	—	—	—
Stock-based compensation	1,047	3,547	2,369	580	64
Amortization of intangible assets	1,494	294	137	148	11
Total operating expenses	63,414	19,244	10,184	6,734	5,191
Loss from operations	(52,286)	(15,825)	(6,245)	(3,298)	(5,105)
Interest income (expense) and other, net	468	908	(190)	(248)	48
Loss before income taxes and discontinued operations	(51,818)	(14,917)	(6,435)	(3,546)	(5,057)
Benefit from income taxes	—	—	—	—	(1,982)
Loss from continuing operations	(51,818)	(14,917)	(6,435)	(3,546)	(3,075)
Discontinued operations:
Income from discontinued operations (net of income tax of $17 in 1999)	—	—	—	—	25
Gain on sale of discontinued operations (net of income tax of $1,965)	—	—	—	—	2,916
Net loss	$(51,818)	$(14,917)	$(6,435)	$(3,546)	$(134)

Loss per common share from continuing operations—basic and diluted	$(1.69)	$(0.62)	$(0.37)	$(0.21)	$(0.19)
Net loss per share—basic and diluted	$(1.69)	$(0.62)	$(0.37)	$(0.21)	$(0.01)
Shares used in per share computations:
Basic	30,645	24,038	17,496	17,068	16,422
Diluted	30,645	24,038	17,496	17,068	16,422

(1)          Excludes the following stock-based compensation charges:

Cost of revenues	$18	$39	$60	$2	$—
Research and development	414	692	296	96	23
Sales, general administrative	615	2,816	2,013	482	41
	$1,047	$3,547	$2,369	$580	$64

Consolidated Balance Sheet Data:

	March 31,
	2003	2002	2001	2000	1999
	(in thousands)

Cash, cash equivalents and short-term investments	$21,741	$47,109	$989	$178	$332
Working capital (deficit)	13,525	35,062	(7,169)	(2,090)	(957)
Total assets	60,385	101,308	5,455	5,031	1,895
Long-term debt, less current portion	130	280	295	1,857	78
Total stockholders’ equity (deficit)	$46,032	$82,316	$(6,748)	$(2,727)	$193

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with Item 1: Business; Item 6: Selected Financial Data; and Item 8: Financial Statements and Supplementary Data.  This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under “Risk Factors” and elsewhere in this report.  HPL undertakes no obligation to update any forward-looking statement to reflect events after the date of this report.

OVERVIEW

We provide comprehensive yield-optimization solutions to the semiconductor industry and flat-panel display manufacturers.  We license our software products and sell related services through our direct sales force, distributors, sales agents and semiconductor equipment manufacturers (“OEMs”) that bundle our software with their hardware.

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

On October 4, 2001, we acquired all of the outstanding shares of Tyecin-Innotech Corporation (“Tyecin”), a corporation organized under the laws of Japan, for approximately $789,000 in cash.  The transaction was accounted for using the purchase method of accounting.  The purchase price was allocated to tangible net assets acquired of approximately $708,000 and goodwill of approximately $81,000.  Tyecin provides software support and services to manufacturing companies.  The acquisition provided us with an experienced workforce in Japan and helps support existing and future customers in Japan.

On December 5, 2001, we acquired FabCentric, Inc. (“FabCentric”), for a purchase price of approximately $8.5 million.  In connection with the acquisition, all of the shares of FabCentric’s common, Series A preferred and Series B preferred stock outstanding immediately prior to the consummation of the acquisition were converted into 703,355 shares of our common stock.  We also assumed FabCentric’s outstanding stock options, which converted into options to purchase 23,231 shares of our common stock.  The transaction was accounted for using the purchase method of accounting.  FabCentric is engaged in the business of software development and sales to semiconductor companies.  The acquisition gave us access to FabCentric’s customer base, complementary technology and a highly skilled workforce.

On February 15, 2002, we acquired all of the outstanding common shares of Covalar Technologies Group, Inc. (“Covalar”), a design yield optimization and productivity improvement software company which offers solutions to semiconductor companies that include testing, analysis and advanced circuit design.  In connection with the acquisition, we issued 1,481,566 shares of our common stock, paid $10.0 million in cash and assumed options to purchase 418,434 shares of our common stock.  The aggregate purchase price was approximately $36.0 million.  The transaction was accounted for using the purchase method of accounting.  The acquisition of Covalar has allowed us to offer our customers a complete end-to-end software and related services solution from design through manufacturing, gain a broader customer base and relationships, and provide us with a highly skilled workforce.

On April 10, 2002, we acquired all of the outstanding capital stock of Defect & Yield Management, Inc., a Delaware corporation (“DYM”).  DYM is engaged in the sale and support of manufacturing floor defect data management software.  In connection with the acquisition, we paid the shareholders $2.0 million in cash, issued 967,260 shares of HPL common stock and agreed to assume stock options to purchase up to 82,740 shares of HPL’s common stock.  The total value of the transaction was $17.1 million.  We will issue an additional 396,826 shares of common stock with a value of $50,000 in the aggregate to the former DYM stockholders to satisfy the earn-out provisions in the merger agreement.  The acquisition provided the Company access to an installed customer base in over 70 facilities worldwide.

Our standard payment terms for our customers provide for payment in 30 days.  It is frequently the case that our receivables are outstanding for more than 30 days.  Our accounts receivable from international customers have been outstanding longer than our domestic receivables and we expect this to continue.

In each of the last three fiscal years, a relatively small number of customers have accounted for a large portion of our revenues, and the composition of our major customers has changed from year to year.  This is because we currently have a limited sales force, our products have a lengthy sales cycle and we recognize relatively large license revenues upon entering into perpetual licensing agreements.  We had three, four and four end customers that individually accounted for at least 10% of our revenues in the years ended March 31, 2003, 2002 and 2001, respectively.  In the aggregate, these end customers accounted for 61%, 66% and 61% of our revenues in the years ended March 31, 2003, 2002 and 2001, respectively.

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

Software maintenance revenues are recognized ratably over the term of the maintenance period, which is generally one year.  Our software maintenance includes product maintenance updates, Internet-based technical support and telephone support.  Revenues derived from our consulting services are recognized as the services are performed.  Revenues derived from software development projects are recognized on a completed contract basis.

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

Goodwill and Intangible Assets

Consideration paid in connection with acquisitions is required to be allocated to the acquired assets, including certain identifiable intangible assets, goodwill, and liabilities acquired.  Acquired assets and liabilities are recorded based on our estimate of fair value, which requires significant judgments, including those with respect to future estimated cash flows and discount rates.  For identifiable intangible assets that we separately record, we are required to estimate the useful life of the assets and recognize their cost as an expense over the useful lives.  We use the straight-line method to amortize long-lived assets, except goodwill, which results in an equal amount of expense in each period.

We assess the impairment of identifiable intangibles and long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  Furthermore, we assess the impairment of goodwill at least annually.  Factors we consider important which could trigger an impairment review include the following:

•                  significant underperformance relative to expected historical or projected future operating results;

•                  significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

•                  significant negative industry or economic trends;

•                  significant decline in our stock price for a sustained period;

•                  market capitalization relative to net book value; and

•                  a current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life.

When one or more of the above indicators of impairment occurs we estimate the value of long-lived assets and intangible assets to determine whether there is an impairment.  We measure any impairment based on projected discounted cash flow method, which requires us to make several estimates including the estimated cash flows associated with the asset, the period over which these cash flows will be generated and a discount rate commensurate with the risk inherent in our current business model.  These estimates are subjective and if we made different estimates, it could materially impact the estimated fair value of these assets and the conclusions we reached regarding an impairment.  We identified triggering events in the second, third and fourth quarter of our year ended March 31, 2003 which required us to perform the first step of the analysis.

The first and second steps of the two-step process are as follows:

Step 1 - We compare the fair value of our reporting units to the carrying value, including goodwill.  For each reporting unit where the carrying value, including goodwill, exceeds the unit’s fair value, we proceed on to Step 2.  If a unit’s fair value exceeds the carrying value, no further analysis is performed and no impairment charge is necessary.

Step 2 - We perform an allocation of the fair value of the reporting unit to our identifiable tangible and non-goodwill intangible assets and liabilities.  This derives an implied fair value for the reporting unit’s goodwill.  We then compare the implied fair value of the reporting unit’s goodwill with the carrying amount of the reporting unit’s goodwill.  If the carrying amount of the reporting unit’s goodwill is greater than the implied fair value of its goodwill, an impairment charge would be recognized for the excess.

We determined that we have one reporting unit.  We performed Step 1 of the goodwill impairment analysis required by SFAS 142 as of April 1, 2002, June 30, 2002, September 30, 2002 and December 31, 2002 and concluded that goodwill was not impaired.  Accordingly, Step 2 was not performed.  We performed Step 1 as of March 31, 2003 and determined that goodwill was impaired.  We then performed Step 2 and determined that a $30.6 million impairment charge was required in the three months ended March 31, 2003.  We will continue to test for impairment on an annual basis and on an interim basis if an event occurs or circumstances change that would potentially reduce the fair value of our reporting units below their carrying amount.

Litigation

Management’s estimated range of liability related to some of the pending litigation is based on claims for which our management can estimate the amount and range of loss.  Because of the uncertainties related to our insurance coverage and indemnification obligations we have provided to various parties who are defendants and the amount and range of potential losses, if any, related to litigation, management is currently unable to make a reasonable estimate of the liability that could result from an unfavorable outcome.  As additional information becomes available, we will assess the potential liability related to our pending litigation and create and/or revise our estimates.  Such revisions in estimates of the potential liability could materially impact our results of operation and financial position.  Any resolution of the litigation could materially affect our financial resources and liquidity.

Income Taxes

We are required to estimate our income taxes in each of the jurisdictions in which we operate as part of the process of preparing our consolidated financial statements.  This process involves estimating our actual current tax exposure, together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes.  These differences result in deferred tax assets and liabilities.  We then assess the likelihood that our net deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we must establish a valuation allowance.  We currently have a full valuation allowance on our gross deferred tax assets.  In the event our future taxable income is expected to be sufficient to utilize our deferred tax assets, an adjustment to the valuation allowance will be made, increasing income in the period in which such determination is made.

Stock-based compensation

We account for our employee stock option plans using the intrinsic value method described in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations.  Under APB Opinion No. 25, deferred stock compensation is recorded for the difference, if any, between an option’s exercise price and the fair value of the underlying common stock on the grant date of the option.  As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” we adopted the “disclosure only” alternative described in SFAS No. 123 for its employee stock plans.

We account for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force Consensus (“EITF”) No. 96-18 “Accounting for Equity Instruments that Are Issued to Other than Employees For Acquiring, or in Conjunction with Selling, Goods or Services.”  Under SFAS No. 123 and EITF No. 96-18, stock options and warrants issued to non-employees are accounted for at their fair value calculated using the Black-Scholes option pricing model.

Compensation expense resulting from employee and non-employee stock options are amortized to expense using an accelerated approach over the term of the options in accordance with Financial Accounting Standards Board Interpretation (“FIN”) No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.”

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2002, the Financial Accounting Standards Board (“FASB”) issued FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”  FIN 45 requires a guarantor to recognize a liability for obligations it has undertaken in relation to the issuance of a guarantee.  It requires that the liability be recorded at fair value on the date that the guarantee is issued.  It also requires a guarantor to provide additional disclosures regarding guarantees, including the nature of the guarantee, the maximum potential amount of future payments under the guarantee, the carrying amount of the liability, if any, for the guarantor’s obligations under the guarantee, and the nature and extent of any recourse provisions or available collateral that would enable the guarantor to recover the amounts paid under the guarantee.  The disclosure requirements under FIN 45 are effective for the interim and annual periods ending after December 15, 2002.  The recognition and measurement provisions under FIN 45 are effective for guarantees issued or modified after December 31, 2002.  The adoption of FIN 45 did not have a material impact upon our financial position, cash flows or results of operations.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”(“FIN 46”).  FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003.  For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003.  We do not believe that the adoption of this standard will have a material effect on our financial position or results of operations.

In April 2003, the FASB issued SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which amends SFAS 133 for certain decisions made by the FASB Derivatives Implementation Group.  In particular, SFAS 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FIN 45, and (4) amends certain other existing pronouncements.  This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003.  In addition, most provisions of SFAS 149 are to be applied prospectively.  We do not expect the adoption of SFAS 149 to have a material impact upon our financial position, cash flows or results of operations.

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).  SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption.  Restatement is not permitted.  We do not expect the adoption of SFAS 150 to have a material impact upon our financial position, cash flows or results of operations.

RESULTS OF OPERATIONS

The following table sets forth statement of operations data for the periods indicated as a percentage of total revenues.

	Year ended March 31,
	2003	2002	2001

Revenues:
Software licenses	34%	36%	73%
Consulting services, maintenance and other	66%	64%	27%
Total revenues	100%	100%	100%

Cost of revenues:
Software licenses	4%	13%	3%
Consulting services, maintenance and other	24%	11%	6%
Total cost of revenues	28%	24%	9%
Gross profit	72%	76%	91%
Operating expenses:
Research and development	67%	136%	78%
Sales, general and administrative	127%	206%	100%
Goodwill impairment	196%	—%	—%
Stock based compensation	7%	79%	55%
Amortization of intangible assets	10%	7%	3%
Total operating expenses	407%	428%	236%

Loss from operations	(335)%	(352)%	(145)%

Comparison of years ended March 31, 2003 and 2002

Revenues.  Total revenues increased to $15.6 million in the year ended March 31, 2003 from $4.5 million in the year ended March 31, 2002, or an increase of 245%.  Our sales cycle for the license of our software products has historically been very long.  Our products are new and our customers spend a significant amount of time evaluating our products.  Customer purchase orders typically include integration and installation services, rights of return and acceptance criteria.  As such, we defer a significant amount of our license revenue until integration and installation services are complete, rights of return lapse and final acceptance occurs.  Approximately 75% of this increase is attributable to increased consulting revenue from our acquisition of Covalar.  The amount of our license revenue is currently at levels that have resulted in no meaningful trend from period to period.  Our ability to sell our products in the future may also be affected by the current decline in capital spending by potential customers in the semiconductor industry.

Product sales were highly concentrated, with 61% of total revenues in the year ended March 31, 2003 coming from three customers and 66% of total revenues in the year ended March 31, 2002 coming from four customers.

Software license revenue increased to $5.3 million in the year ended March 31, 2003, from $1.6 million in the year ended March 31, 2002, or an increase of 227%.  This increase was due to greater customer acceptance of the Company’s product during the year ended March 31, 2003.  Software license revenue in the year ended March 31, 2003 relates primarily to previously deferred revenue for which the revenue was recognized in the current year as final customer acceptances were received on previously delivered software.  Approximately $380,000 of software license revenue in the year ended March 31, 2002 relates to an arbitration settlement of royalties due from a customer.

Consulting services, maintenance and other revenues increased to $10.3 million in the year ended March 31, 2003, up from $2.9 million in the year ended March 31, 2002, or an increase of 256%.  These increases were due to an increase in consulting services related to our acquisition of Covalar and an increase in maintenance fees from a greater number of customers, both existing customers and those from our acquisitions.

Gross profit.  As a percentage of revenues, gross profit decreased from 76% for the year ended March 31, 2002 to 72% for the year ended March 31, 2003 as service revenue as a percentage of total revenue increased in the year.  Gross profit has been and will continue to be affected by a variety of factors, the most important of which is the relative mix of revenues among software licenses, maintenance fees and consulting services.

Research and development.  Research and development expenses represented 67% of revenues in the year ended March 31, 2003 compared to 136% of revenues in the year ended March 31, 2002.  Actual costs increased to $10.5 million for the year ended March 31, 2003, up from $6.1 million for the year ended March 31, 2002.  This increase in absolute terms is primarily attributable to the increase of software engineers related to acquisitions.  Salaries and related benefits of research and development engineers represent the single largest component of our research and development expenses.

Sales, general and administrative.  Sales, general and administrative expenses for the year ended March 31, 2003 were $19.8 million, or 127% of revenues, compared to $9.3 million, or 206% of revenues in the year ended March 31, 2002.  The increase in costs was primarily due to increases in staff, professional fees and the headcount increases related to acquisitions, and legal and professional fees associated with litigation and the restatement of our financial statements.

Goodwill impairment.  The Company operates within one reporting unit as defined by SFAS 142.  Therefore, goodwill is not allocated within the Company, as it is considered enterprise goodwill.  During the fourth quarter of the year ended March 31, 2003, the Company determined that there were indicators of impairment to the carrying value of goodwill, principally as a result of reducing its revenue forecast given the current economic environment in the semiconductor industry.  The Company performed its annual impairment review for goodwill and other intangible assets on March 31, 2003 and recorded a charge of $30.6 million relating to goodwill impairment, which is recorded as a component of operating income in the accompanying consolidated statement of operations.  The amount of goodwill impairment was based on the fair value of the Company, representing its only reporting unit utilizing a valuation based on both the discounted cash flow and market approach.  Future goodwill impairment tests may result in charges to earnings if the Company determines that goodwill has been further impaired.

Stock-based compensation.  Stock-based compensation expense for the year ended March 31, 2003 decreased to $1.0 million, compared with $3.5 million for the year ended March 31, 2002.  Stock-based compensation expense in the year ended March 31, 2003 decreased from the previous year primarily as a result of our reduction in workforce on September 30, 2002, which resulted in the reversal of previously expensed stock-based compensation which was not earned by the terminated employees.

Amortization of intangible assets.  Amortization of intangible assets was $1.5 million in the year ended March 31, 2003,

compared to $294,000 in the year ended March 31, 2002.  This increase in amortization resulted from the acquisitions of Defect & Yield Management in the first quarter of fiscal 2003 and a full year amortization of the intangible assets related to the acquisitions of FabCentric and Covalar, which were completed in the year ended March 31, 2002.

Interest income (expense) and other, net.  Interest income, net of interest and other expenses for the year ended March 31, 2003, was $468,000, compared with net expense of $908,000, for the year ended March 31, 2002.  This decrease was due to less interest income from lower average balances of cash, cash equivalents and short-term investments and low interest rates on cash balances during the year ended March 31, 2003.

Provision for income taxes.  In the years ended March 31, 2003 and 2002, we incurred operating losses for which we have recorded valuation allowances for the full amount of our net deferred tax assets, because the future realization of the deferred tax assets was not likely as of March 31, 2003 and 2002.

Comparison of years ended March 31, 2002 and 2001

Revenues.  Total revenues increased to $4.5 million in the year ended March 31, 2002 from $4.3 million in the year ended March 31, 2001, or an increase of 5%.  Product sales were highly concentrated, with 66% of total revenues in the year ended March 31, 2002 coming from four customers and 61% of total revenues in the year ended March 31, 2001 coming from four customers.

Software license revenue decreased to $1.6 million in the year ended March 31, 2002, from $3.2 million in the year ended March 31, 2001, or a decrease of 50%.  The decrease in software license revenue was due, in part, to a $950,000 payment to our Japanese distributor which has been recorded as a reduction to our revenue.  Approximately $380,000 of software license revenue in the year ended March 31, 2002 relates to an arbitration settlement of royalties due from a customer.

Consulting services, maintenance and other revenues increased to $2.9 million in the year ended March 31, 2002, up from $1.2 million in the year ended March 31, 2001, or an increase of 142%.  This increase was due to an increase in maintenance fees from a greater number of customers and an increase in consulting services related to acquired companies.

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

Amortization of intangible assets.  Amortization of intangible assets was $294,000 in the year ended March 31, 2002, compared to $137,000 in the year ended March 31, 2001.  This increase in amortization resulted from the acquisitions of FabCentric and Covalar in the current year.  We expect this amount to increase in the year ending March 31, 2003 as there will be a full year’s amortization of the intangible assets acquired as well as amortization of the intangible assets acquired in connection with the acquisition of DYM in the first quarter of fiscal 2003.

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

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2003, we had approximately $21.7 million in cash and cash equivalents and short-term investments.  Subsequent to year-end, we repaid our $1.5 million secured convertible debenture plus accrued interest of $164,000.

Net cash used in operating activities for the year ended March 31, 2003 was approximately $23.8 million, compared to $12.4 million used in operating activities for the year ended March 31, 2002 and $2.0 million provided by operating activities in the year ended March 31, 2001.  Our cash used in operations for the years ended March 31, 2003 and 2002 was primarily due to our net loss, adjusted for certain non-cash items including depreciation and amortization, goodwill impairment, stock-based compensation and deferred revenue.  Our cash provided by operations for the year ended March 31, 2001 was primarily attributed to our net loss, adjusted for certain non-cash items including the depreciation and amortization, and stock-based compensation.

Net cash provided by investing activities was $7.1 million for the year ended March 31, 2003 compared to $27.4 million used in investing activities for the year ended March 31, 2002 and $870,000 for the year ended March 31, 2001.  The cash inflows from investing activities for the year ended March 31, 2003 consisted primarily of proceeds from sales of marketable securities.  Our investing activities for the year ended March 31, 2002 consisted primarily of the acquisitions of Tyecin, FabCentric and Covalar, purchases of marketable securities, and equipment purchases.  The investing activities for the year ended March 31, 2001 consisted primarily of a loan of $750,000 to FabCentric.

Net cash provided by financing activities was $1.1 million for the year ended March 31, 2003, mainly due to the additional amount received from our former Chief Executive Officer in connection with fictitious sales transactions.  Net cash provided by financing activities was  $71.7 million for the year ended March 31, 2002, primarily from our initial public offering completed in August 2001, amounts received from our former Chief Executive Officer, and proceeds from exercise of stock options, partially offset by the repayment of notes payable and capital lease obligations.  Net cash used in financing activities was $272,000 for the year ended March 31, 2001, primarily from repayments of notes payable and capital lease obligations.

Future payments due under debt and lease obligations as of March 31, 2003 are as follows (in thousands):

Year Ending March 31,	Convertible Debenture (1)	Capital Lease Obligations (2)	Operating Leases	Total

2004	$1,500	$360	$1,366	$3,226
2005	—	98	1,266	1,364
2006	—	27	937	964
2007	—	13	11	24
	$1,500	$498	$3,580	$5,578

(1)                                  This debenture was repaid in May 2003.

(2)                                  From 2003 to 2007, we are required to make interest payments totaling $30,000 for capital leases obligations; this interest component is included in the commitment schedule above.

We believe our current cash and cash equivalents, our short-term investments, and our cash flows from operations will be sufficient to meet our cash requirements for at least the next twelve months.  Our future cash position will be adversely affected by slow or diminished revenue growth, research and development expenses, additional sales and marketing costs and higher general and administrative expenses, such as professional fees associated with the litigation.  The Company does not believe that it will be able to raise additional capital until the litigation described below is resolved.

Between July 31, 2002 and November 15, 2002, fourteen class-action lawsuits have been filed and are pending against the Company, certain current and former officers and/or directors of the Company, and the Company’s independent auditors (collectively, the “Defendants”) in the United States District Court for the Northern District of California.  The lawsuits allege that the Defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder by the SEC, by making a series of material misrepresentations as to the financial condition of the Company during the class period of July 31, 2001 to July 19, 2002.  Several of the lawsuits further allege violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933.  The plaintiffs are generally seeking to recover compensatory damages, costs and expenses incurred, interest and such other relief as the court may deem appropriate.  We expect that these lawsuits will be consolidated into a single action in the United States District Court for the Northern District of California.  Motions for appointment of a lead plaintiff are pending before the Court.

We are also a nominal defendant in five stockholder derivative lawsuits pending in Superior Court in the County of Santa Clara, California.  These lawsuits, which were filed between July 31, 2002 and September 30, 2002, assert derivative claims on behalf of the Company against current and/or former officers and directors of the Company and the Company’s independent auditors.  The claims asserted in these lawsuits include insider trading, breach of fiduciary duties, aiding and abetting breaches of fiduciary duties, negligence and professional malpractice, negligent misrepresentation and omission, contribution and indemnification, abuse of control, gross mismanagement, unjust enrichment and breach of contract.  These lawsuits seek damages suffered by the Company, treble damages for the sale of shares, costs and expenses of these actions and such other relief, as the court may deem appropriate.  In an order dated December 3, 2002, the Court consolidated these actions and appointed lead plaintiff’s counsel.  The date for filing a consolidated complaint has been continued to July 14, 2003.

Five shareholders of the Company have sued in the state court of the District Court of Dallas County, Texas, the Company’s independent auditors and the managing underwriter in the Company’s initial public offering, in connection with claims relating to the Company’s acquisition of Covalar Technologies Group, Inc. in February 2002.  The Company has been named as a responsible third party in this action for purposes of apportioning fault in jury findings; to date, no claims have been brought against the Company.  Subject to a reservation of rights, we have accepted the underwriter’s request to indemnify the underwriter in connection with the our initial public offering and to advance expenses in the event the underwriter becomes a party to any lawsuit arising out of the public offering.  While we have obtained insurance to cover our obligation to indemnify and advance expenses to the underwriter, the insurer has not yet taken a position as to whether such obligations are covered under the policy.  If it does not contest coverage, however, coverage for these indemnification obligations is subject to a sub-limit of $1,000,000.  This lawsuit is only in the preliminary stage and our potential liability cannot be determined at this time.

Five former shareholders of FabCentric, Inc., which was acquired by the Company in December 2001, have sued the Company, the Company’s former President and CEO and CFO, and the Company’s independent auditors in a lawsuit pending in Superior Court in the County of Santa Clara, California.  This lawsuit was filed on or about May 22, 2003.  This lawsuit alleges claims for fraud, negligent misrepresentation, breach of warranties and covenants, breach of contract and negligence, and seeks rescission or, alternatively, damages, costs and expenses.  Because this lawsuit was only recently filed, we have not evaluated the merits of these allegations.

Additionally, in April 2003, UBS PaineWebber, Inc. filed suit against the Company in the Supreme Court of the State of New York, County of New York (the “New York Action”) alleging tortius interference of contract and a violation of the Uniform Commercial Code.  The action relates to the transfer of shares of HPL common stock putatively pledged to UBS PaineWebber, Inc. by Y. David Lepejian, our former President and CEO, and his spouse and seeks, among other things, mandatory injunctive relief requiring HPL to effect the transfer of subject stock.  In May 2003, we filed an interpleader action in United States District Court for the Northern District relating to the New York Action.  Mr. Lepejian and UBS PaineWebber are currently engaged in an NASD arbitration proceeding regarding the pledge of the shares.

The aforementioned litigation matters are in the early stages.  As a result, we believe that no amount should be accrued for these matters under SFAS No. 5, “Accounting for Contingencies,” because we are currently unable to evaluate the likelihood of an unfavorable outcome or an estimate of the amount or range of potential loss, if any.

Any resolution of the aforementioned litigation could have a material effect on our financial position, results of operations or cash flows.  We are investigating informal or formal restructuring alternatives which potentially may dilute shareholder equity but could mitigate any material adverse affect on our financial position or results of operations which might otherwise result from an unfavorable resolution of these lawsuits.  Any such dilution could be significant and could greatly affect the value of our common stock.  See, Risk Factors.

RISK FACTORS

RISKS ASSOCIATED WITH OUR BUSINESS

An investment in our securities is highly speculative.

We have sustained a substantial decline in the value of our securities since announcing the accounting and financial inaccuracies in our previously filed financial statements and our securities have been delisted from the Nasdaq National Market System.  We have also been named in a number of lawsuits and been the subject of an SEC investigation.  The ultimate cost and effect of these matters on the financial condition, results of operations, customer relations and management of the Company is unknown at this time.  If the Company is unsuccessful in defending itself in these actions, we may face significant damage awards that could materially impair our liquidity and results of operations.  In addition, the Company is investigating informal and formal restructuring alternatives which potentially may dilute shareholder equity.  Accordingly, an investment in our securities is highly speculative and should not be made unless you are prepared to lose your entire investment.

The restatement of our financial statements and pending securities litigation may raise concerns among our customers regarding our long-term stability.  These concerns may adversely affect future sales.

Customers who purchase our software products make a significant long-term investment in our technology.  Our products often become an integral part of each installed fabrication facility and our customers look to us to provide continuing support, enhancements and new versions of our products.  Because of the long-term nature of an investment in yield optimization software, customers are often concerned about the stability of their suppliers.  Our restatement and the pending securities litigation may cause current and potential customers concern over our stability and these concerns may cause us to lose sales.  Any loss in sales could adversely affect our results of operations, further deepening concern among current and potential customers.

Our restatement and pending securities litigation will make it difficult, if not impossible, to raise additional capital.

Our pending securities litigation raises uncertainty regarding the financial condition and long term viability of the Company.  Until this litigation is resolved, it is unlikely that the Company will be able to raise additional capital.

Although we have an obligation to indemnify our officers and directors and underwriters, we may not have insurance coverage available for this purpose and may be forced to pay these indemnification costs directly.

Our charter and bylaws require that we indemnify our directors and officers to the fullest extent provided by applicable law.  In addition, the Underwriting Agreement with our underwriters for our initial public offering requires us to indemnify the underwriters in certain instances.  Although we have purchased directors and officers liability insurance to fund such obligations, our insurance carriers have notified us that coverage may not be available.  If our insurance carriers are able to deny coverage, we would be forced to bear these indemnification costs directly, which could be substantial and may have an adverse effect on our results of operations and liquidity.

Our stock has been delisted from the Nasdaq National Market and a subsequent public market for our stock may never develop.

In July 2002, we received a Staff Determination Notice from the Nasdaq National Market informing us that our stock may be delisted due to a failure to comply with Nasdaq’s continued listing standards.  We appealed the Nasdaq staff determination in August 2002 and were subsequently notified by Nasdaq that on September 30, 2002, our stock would no longer be listed on the Nasdaq National Market.  Our stock is currently traded in the over the counter market or “pink sheets.”  Stocks trading in this market typically suffer significantly lower volume (liquidity) and lower share prices.

We currently have only three directors and believe we will have difficulty attracting qualified candidates to serve on our board.  Our failure to add additional directors could adversely impact the management of our company, our compliance with securities laws and our future exchange listing eligibility.

Since July 2003, two of our directors resigned from the board of directors of the Company, leaving only three directors.  We have begun searching for candidates to fill these vacancies.  However, in light of the restatement of our financial statements and the pending securities litigation, we believe we will have difficulty attracting qualified individuals to serve on our board.  Our inability to attract and retain qualified independent directors may adversely affect the quality of our management and may make it more difficult for us to comply with corporate governance requirements of the securities exchanges, such as Nasdaq and those imposed by the Securities and Exchange Commission pursuant to the Sarbanes-Oxley Act of 2002.

There are significant barriers to widespread adoption of our yield optimization products by the semiconductor industry.

In order for our business to grow, we must overcome certain barriers to the adoption of our yield optimization products by the semiconductor industry.  Many semiconductor designers and manufacturers have in-house yield management systems and may be reluctant to implement our software because they may believe that third party tools will not incorporate their existing know-how and methodology.  If participants in this industry reject using third party software to optimize their yield, our growth would be impaired, which would negatively affect our results of operations and cause our business to fail.  In addition, because our yield optimization solutions are relatively new to the semiconductor industry and can be difficult to explain, intensive marketing and sales efforts will be necessary to educate prospective industry partners and customers regarding the uses and benefits of our technologies and software products.  Accordingly, we cannot assure you that our software products will gain acceptance at the level or in the time frame we anticipate.  Such a failure to gain acceptance would have a material adverse effect on our business.

The semiconductor industry is currently experiencing a downturn and has experienced downturns in the past and any future downturns or prolonged current downturn could adversely affect our revenues and operating results.

Our business depends in part on the economic health of our customers: IDMs, or integrated device manufacturers, fabless semiconductor companies, and semiconductor equipment OEMs, or original equipment manufacturers.  The semiconductor industry is prone to periods of oversupply resulting in significantly reduced capital expenditures, and it is currently experiencing such a downturn.  As a result of the slowdown, some semiconductor manufacturers have postponed or canceled capital expenditures for previously planned expansions or new fabrication facility construction projects, resulting in a substantial decline in worldwide semiconductor capital expenditures.

Current conditions and future downturns could affect the willingness of semiconductor companies to purchase our yield-optimization products and services or to purchase equipment from semiconductor equipment OEMs that have embedded our software in their products.  Significant downturns could materially and adversely affect our business and operating results.  In addition, we expect to continue increasing our investment in engineering, research and development, and marketing, which limits our ability to reduce expenses during such downturns.

In any particular period, we derive a substantial portion of our revenues from a small number of customers, and our revenues may decline significantly if any major customer cancels or delays a purchase of our products.

In each of the years ended March 31, 2003, 2002, and 2001, customers that individually accounted for at least 10% of our revenues together represented 61%, 66% and 61% of our revenues, respectively, and in each of these years, there was substantial change among the companies that represented our largest customers.  In the year ended March 31, 2003, sales to three customers accounted for 29%, 17% and 15%, respectively, of our revenues.  Because we derive most of our revenues from a few customers and because our existing customers’ needs for additional products are based on intermittent events, such as the introduction of new technologies or processes, building of new facilities or the need to increase capacity of existing facilities, our largest customers change from period to period.  Delays or failures in selling new licenses to existing or new customers would cause significant period-to-period changes in our operating results, which may result in our failure to meet market expectations.  We may also incur significant expense and devote management attention to the pursuit of potentially significant license revenues, but ultimately fail to secure these revenues.

We must continually replace the revenues generated from the sale of licenses and one-time orders to maintain and grow our business.

Over the past year, we have generated the bulk of our revenues from sales of one-time customer orders.  These licenses and orders produce large amounts of revenues in the periods in which the license fees are recognized and are not necessarily indicative of a commensurate level of revenues from the same customers in future periods.  Achieving period-to-period growth will depend significantly on our ability to expand the number of users of our products within our customers’ organizations, license additional software to our customers and attract new customers.  We may not be successful in these sales efforts and, consequently, revenues in any future period may not match that of prior periods.

We have a long and variable sales cycle, which can result in uncertainty and delays in generating additional revenues.

Because our yield optimization software and services are often unfamiliar to our prospective customers, it can take a significant amount of time and effort to explain the benefits of our products.  For example, it generally takes at least six months after our first contact with a prospective customer before we start licensing our products to that customer.  In addition, due to the nature of fabrication facility deployment and the extended time required to bring a fabrication facility to full capacity, capital expenditures vary greatly during this time.  Accordingly, we may be unable to predict accurately the timing of any significant future sales of software licenses.  We may also spend substantial time and management attention on potential licenses that are not consummated, thereby foregoing other opportunities.

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

•                  changes in our customers’ development schedules, expenditure levels and product support requirements; and

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

Our customers and competitors operate in rapidly evolving markets that are characterized by introduction of new technologies and more complex designs, shorter product life cycles and disaggregation of the industry into new subsectors.  For example, ever smaller geometries are being used in semiconductors and new materials are being employed to enhance performance.  We must continually create new software and add features and functionality to our existing software products to keep pace with these changes in the semiconductor industry.  Specifically, we need to focus our research and development to:

•                  interface with new semiconductor producing hardware and systems that others develop;

•                  remain competitive with companies marketing third party yield management software and consulting services;

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

We target IDMs, fabless semiconductor companies, foundries and semiconductor equipment OEMS.  The tools and systems against which our products and services most commonly compete are those that semiconductor companies have created in house.  In order to grow our business, we must convince these producers of the benefit of an outside solution.  The third party providers against whom we compete are, generally, divisions of larger semiconductor equipment OEMs, such as KLA-Tencor.  These companies can compete on the basis of their greater financial, engineering and manufacturing resources, and their long-standing relationships with the same companies we are targeting.  If we cannot compete successfully against these forms of competition, the growth of our business will be impaired.

Errors in our products or the failure of our products to conform to specifications could hurt our reputation and result in our customers demanding refunds or asserting claims against us for damages.

Because our software products are complex, they could contain errors or “bugs” that can be detected at any point in a product’s lifecycle.  We have a team dedicated to detecting errors in our products prior to their release in order to enable our software developers to remedy any such errors.  In the past we have discovered errors in some of our products and have experienced delays in the delivery of our products because of these errors.  In addition, we have software engineers and developers who participate in the maintenance and support of our products and assist in detecting and remedying errors after our products are sold.  On some occasions in the past, we have had to replace defective products that were already delivered.  These delays and replacements have principally related to new product releases.  Detection of any significant errors may result in:

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

•                  develop additional strategic alliances with third party providers of semiconductor design, fabrication and test solutions;

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

Because we are in the early stages of our development as a provider of yield optimizing software, it may be difficult to evaluate our business operations and prospects.  Past revenues and sales figures may be a poor indicator of future performance.  In addition, we have only sold our current product line for approximately three years.  This makes it more difficult for us to plan for the further development of our business than if we had a more mature business line.

We may incur non cash charges resulting from acquisitions and equity issuances, which could harm our operating results.

We incurred a $30.6 million goodwill impairment charge in the fourth quarter of our year ended March 31, 2003.  We will continue to incur charges to reflect amortization and any future impairment of identified intangible assets acquired in connection with our acquisitions of FabCentric, Covalar and DYM, and we may make other acquisitions or issue additional stock or other securities in the future that could result in further accounting charges.  In the future, we may incur additional impairment charges related to the goodwill already recorded, as well as goodwill arising out of any future acquisitions.  Current and future accounting charges like these could result in significant losses and delay our achievement of net income.

Our cost reduction initiatives may adversely affect the morale and performance of our personnel and our ability to hire new personnel.

In connection with our effort to streamline operations, reduce costs and bring our staffing and structure in line with industry standards, we restructured our organization on September 27, 2002, with substantial reductions in our workforce.  There have been and may continue to be substantial costs associated with the workforce reductions, including severance and other employee related costs, and our restructuring plan may yield unanticipated consequences, such as attrition beyond our planned reduction in workforce.  As a result of these reductions, our ability to respond to unexpected challenges may be impaired and we may be unable to take advantage of new opportunities.

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

Key employees

Our employees are vital to our success, and our key management, engineering and other employees are difficult to replace.  We generally do not have employment contracts with our key employees.  Further, we do not maintain key person life insurance on any of our employees.  The expansion of high technology companies worldwide has increased the demand and competition for qualified personnel.  If we are unable to retain key personnel, or if we are not able to attract, assimilate or retain additional highly qualified employees to meet our needs in the future, our business and operations could be harmed.  These factors could seriously harm our business.

Terrorist activities and resulting military and other actions could adversely affect our business

Terrorist attacks in New York, Pennsylvania and Washington, D.C. in September 2001 disrupted commerce throughout the United States and other parts of the world. The continued threat of terrorism within the United States and abroad, and the potential for military action and heightened security measures in response to such threats, may cause significant disruption to commerce throughout the world. To the extent that such disruptions result in delays or cancellations of customer orders, a general decrease in corporate spending, or our inability to effectively market, sell or operate our services and software, our business and results of operations could be materially and adversely affected.

RISKS RELATED TO OUR INTERNATIONAL OPERATIONS

Our business could be harmed by political or economic instability in the Republic of Armenia.

Our software products are largely developed, produced, delivered and supported from our facilities in the Republic of Armenia.  Armenian employees participate in our direct sales and marketing efforts.  Changes in the political or economic conditions in Armenia and the surrounding region, such as fluctuations in exchange rates, the imposition of currency transfer restrictions or limitations, or the adoption of burdensome trade or tax policies, procedures, rules, regulations or tariffs, could adversely affect our ability to develop new products and take advantage of Armenia’s low labor and production costs, and to otherwise conduct business effectively in Armenia.

Armenia voted for independence in 1991 and adopted its current constitution in 1995.  Laws protecting property (including intellectual property) are not well established and may be difficult to enforce.  In recent years, Armenia has suffered significant political and economic instability.  Any future political and economic instability could interfere with our ability to retain or recruit employees, significantly increase the cost of our operations, or result in regulatory restrictions on our business, making it difficult for us to maintain our business in Armenia or disrupting our Armenian operations.  Any significant increase in the costs of our Armenian operations (whether due to inflation, imposition of additional taxes or other causes) would diminish, and could eliminate their current cost-advantages.  Furthermore, we cannot assure you that restrictive foreign relations laws or policies on the part of Armenia or the United States will not constrain our ability to operate effectively in both countries.  If we lose or choose to terminate any part of our Armenian operation, replacements could be costly and we could experience delays in our product development, thereby harming our competitive position and adversely affecting our results of operations.

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

Sales to customers located outside the United States accounted for approximately 36%, 30% and 31% of our revenues in the years ended March 31, 2003, 2002 and 2001, respectively.  We anticipate that sales to customers located outside the United States will represent a significant portion of our total revenues in future periods.  In addition, many of our customers rely on third party foundries operating outside of the United States.  Accordingly, our operations and revenues are subject to a number of risks associated with foreign commerce, including the following:

•                  managing foreign distributors;

•                  maintaining relationships with foreign distributors;

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

INTELLECTUAL PROPERTY RELATED RISKS

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

Litigation regarding intellectual property rights frequently occurs in the software industry.  We expect we will be subject to infringement claims as the number of competitors in our industry segment grows.  While we are unaware of any claims that our products infringe on the intellectual property rights of others, such claims may arise in the future.  Regardless whether these claims have merit, they could:

•                  be costly to defend;

•                  divert senior management’s time, attention and resources;

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

Interest Rate Risk

We invest excess cash in debt instruments of the U.S. Government and its agencies, and in high quality corporate issuers and, limit the amount of credit exposure to any one issuer.  Our investments in fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates.  We believe that a change in long-term interest rates would not have a material effect on our business, financial condition results of operations or cash flow.  Our cash and cash equivalents consist of cash and highly liquid money market instruments with original or remaining maturities of 90 days or less.  Because of the short maturities of these instruments, a sudden change in market interest rates would not have a material impact on the fair value of the portfolio, but it may cause the amount of income we derive to vary significantly from period to period.  A hypothetical 10% increase in interest rates would result in an approximate $2,000 decrease in the fair value of our available-for-sale securities as of March 31, 2003.

Foreign Exchange Risk

Our sales are primarily denominated in U.S. dollars and, as a result, we have relatively little exposure to foreign currency exchange risk with respect to revenues.  Our sales through our Japanese subsidiary, which represented approximately 6.9% of total revenues for the year ended March 31, 2003, are denominated in yen.  A 10% adverse change in yen exchange rates would not have had material impact on revenues for the year ended March 31, 2003.  Additionally, our exposure to foreign exchange rate fluctuations arises in part from inter-company accounts which can be denominated in the functional currency of the foreign subsidiary.  As exchange rates vary when the accounts are translated, results may vary from expectations and adversely impact earnings.  The effect of foreign exchange rate fluctuations for the fiscal 2003 was not material.

While our sales are generally denominated in U.S. dollars, our international subsidiaries’ books and records are maintained in the local currency.  As a result, our financial statements are remeasured in U.S. dollars using a combination of current and historical exchange rates.  The functional currencies of our foreign subsidiaries are their local currencies.  We translate certain assets and liabilities to U.S. dollars at the current exchange rate as of the applicable balance sheet date.  Revenues and expenses are translated at the average exchange rates prevailing during the period.  Adjustments resulting from the translation of the foreign subsidiaries’ financial statements are recorded in accumulated other comprehensive income (loss) in stockholders’ equity.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements

Consolidated Financial Statements:

Report of Independent Auditors

Consolidated Statements of Operations for each of the three years in the period ended March 31, 2003

Consolidated Balance Sheets at March 31, 2003 and 2002

Consolidated Statements of Cash Flows for each of the three years in the period ended March 31, 2003

Consolidated Statements of Stockholders’ Equity (Deficit) for each of the three years in the period ended March 31, 2003

Notes to Consolidated Financial Statements

Financial Statement Schedules:

All schedules are omitted because they are not applicable or the required Information is shown in the Consolidated Financial Statements or Notes thereto.

Supplementary Financial Data:

Quarterly Financial Data (unaudited) for the two years ended March 31, 2003

Report of Independent Auditors

To the Board of Directors and
Stockholders of HPL Technologies, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of HPL Technologies, Inc. and its subsidiaries at March 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2003 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

San Jose, California

May 22, 2003

HPL Technologies, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Year ended March 31,
	2003	2002	2001
Revenues:
Software licenses	$5,281	$1,614	$3,159
Consulting services, maintenance and other	10,311	2,899	1,156
Total revenues	15,592	4,513	4,315

Cost of revenues:
Software licenses	656	587	133
Consulting services, maintenance and other (1)	3,808	507	243
Total cost of revenues	4,464	1,094	376
Gross profit	11,128	3,419	3,939
Operating expenses:
Research and development (1)	10,515	6,118	3,349
Sales, general and administrative (1)	19,788	9,285	4,329
Goodwill impairment	30,570	—	—
Stock-based compensation	1,047	3,547	2,369
Amortization of intangible assets	1,494	294	137
Total operating expenses	63,414	19,244	10,184
Loss from operations	$(52,286)	$(15,825)	$(6,245)
Interest income (expense) and other, net	468	908	(190)
Net loss	$(51,818)	$(14,917)	$(6,435)

Net loss per share—basic and diluted:	$(1.69)	$(0.62)	$(0.37)

Shares used in per share calculations—basic and diluted:	30,645	24,038	17,496

(1)          Excludes the following stock-based compensation charges:

Cost of revenues	$18	$39	$60
Research and development	414	692	296
Sales, general and administrative	615	2,816	2,013
	$1,047	$3,547	$2,369

The accompanying notes are an integral part of these consolidated financial statements.

HPL Technologies, Inc.

Consolidated Balance Sheets

(In thousands, except per share data)

	March 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$17,350	$32,798
Short-term investments	4,391	14,311
Accounts receivable, net of allowances of $100 and $100, respectively	1,560	1,212
Unbilled accounts receivable	619	783
Prepaid expenses and other current assets	3,206	3,870
Total current assets	27,126	52,974
Property and equipment, net	2,316	3,147
Goodwill	27,704	42,040
Other intangible assets, net	2,508	2,701
Other assets	731	446
Total assets	$60,385	$101,308

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,342	$2,570
Accrued liabilities	6,754	5,755
Deferred revenue	3,667	7,893
Capital lease obligations—current portion	338	194
Convertible debenture	1,500	1,500
Total current liabilities	13,601	17,912
Capital lease obligations—net of current portion	130	280
Deferred revenue	108	—
Other liabilities	514	800
Total liabilities	14,353	18,992

Contingencies and Commitments (Notes 7, 8 and 16)
Stockholders’ equity :
Preferred stock, $0.001 par value, 10,000 shares authorized, no shares issued and outstanding at March 31, 2003 and 2002	—	—
Common stock, $0.001 par value; 75,000 shares authorized; 30,810 and 29,400 shares issued and outstanding at March 31, 2003 and 2002	31	29
Additional paid-in capital	124,590	112,369
Deferred stock-based compensation	(887)	(4,017)
Accumulated deficit	(77,704)	(25,886)
Accumulated other comprehensive gain (loss)	2	(179)
Total stockholders’ equity	46,032	82,316
Total liabilities and stockholders’ equity	$60,385	$101,308

The accompanying notes are an integral part of these consolidated financial statements.

HPL Technologies, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year ended March 31,
	2003	2002	2001
Cash flows from operating activities:
Net loss	$(51,818)	$(14,917)	$(6,435)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,218	779	463
Goodwill impairment	30,570	—	—
Forgiveness of note	150	—	—
Allowance for doubtful accounts	—	(63)	163
Accreted interest expense	—	25	70
Stock-based compensation	1,047	3,547	2,369
Loss on disposal of property and equipment	—	—	92
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(47)	1,806	740
Unbilled accounts receivable	164	(393)	—
Prepaid expenses and other current assets	687	(2,472)	(270)
Other assets	15	(64)	—
Accounts payable	(1,398)	(261)	152
Accrued liabilities	(1,068)	607	(29)
Other liabilities	(225)	(344)	—
Deferred revenue	(5,054)	(662)	4,638
Net cash provided by (used in) operating activities	(23,759)	(12,412)	1,953

Cash flows from investing activities:
Acquisition of property and equipment	(397)	(633)	(120)
Issuance of notes receivable	(450)	(3,045)	(750)
Repayment of notes receivable	—	2,745	—
Acquisitions, net of cash acquired	(2,012)	(12,095)	—
Sales (purchases) of marketable securities	9,941	(14,360)	—
Net cash provided by (used in) investing activities	7,082	(27,388)	(870)

Cash flows from financing activities:
Proceeds from issuance of notes payable and line of credit	—	84	—
Repayments of notes payable and line of credit	—	(284)	(220)
Issuance of common stock	166	69,048	45
Principal payments on capital lease obligations	(397)	(144)	(97)
Amounts received from HPL’s former Chief Executive Officer	1,300	3,035	—
Net cash provided by (used in) financing activities	1,069	71,739	(272)
Effect of exchange rate changes on cash and cash equivalents	160	(130)	—
Net increase (decrease) in cash and cash equivalents	(15,448)	31,809	811
Cash and cash equivalents at beginning of period	32,798	989	178
Cash and cash equivalents at end of period	$17,350	$32,798	$989

Supplemental disclosures of cash flow information:
Interest paid	$22	$202	$147
Income taxes paid	$1,749	$793	$—
Supplemental disclosure of non-cash investing and financing activities:
Acquisition of property and equipment under capital lease obligations	$391	$461	$—
Issuance of common stock and options assumed in connection with acquisitions	$14,178	$33,592	$—
Forgiveness of note	$150	$—	$—

The accompanying notes are an integral part of these consolidated financial statements

HPL Technologies, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands)

	Common Stock		Additional paid-in capital	Deferred stock-based compensation	Accumulated deficit	Accumulated other comprehensive gain(loss)	Total stockholders’ equity (deficit)
	Shares	Amount

Balances as of March 31, 2000	17,243	$17	$2,716	$(926)	$(4,534)	$—	$(2,727)
Issuance of common stock upon exercise of stock options	585	1	44	—	—	—	45
Issuance of stock options to employees	—	—	1,683	(1,683)	—	—	—
Escrow release of stock-based compensation shares	—	—	1,272	(1,272)	—	—	—
Stock-based compensation	—	—	—	2,369	—	—	2,369
Net loss	—	—	—	—	(6,435)		(6,435)
Balances as of March 31, 2001	17,828	18	5,715	(1,512)	(10,969)	—	(6,748)
Components of comprehensive loss:
Net loss	—	—	—	—	(14,917)	—	(14,917)
Unrealized loss on available for sale securities	—	—	—	—	—	(49)	(49)
Foreign currency translation adjustment	—	—	—	—	—	(130)	(130)
Total comprehensive loss							(15,096)
Issuance of stock options to employees	—	—	3,863	(3,863)	—	—	—
Issuance of stock options to non-employees	—	—	162	—	—	—	162
Stock-based compensation	—	—	—	3,385	—	—	3,385
Issuance of common stock in public offering and exercise of options	9,387	9	69,039	—	—	—	69,048
Issuance of common stock and options assumed in connection with acquisitions	2,185	2	33,590	(2,027)	—	—	31,565
Balances as of March 31, 2002	29,400	29	112,369	(4,017)	(25,886)	(179)	82,316

Components of comprehensive loss:
Net loss	—	—	—	—	(51,818)	—	(51,818)
Unrealized gain on available for sale securities	—	—	—	—	—	69	69
Foreign currency translation adjustment	—	—	—	—	—	112	112
Total comprehensive loss							(51,637)
Exercise of stock options for cash	443	1	165	—	—	—	166
Issuance of common stock and options assumed in connection with acquisitions	967	1	14,177	(38)	—	—	14,140
Stock-based compensation			(2,121)	3,168	—	—	1,047
Balances as of March 31, 2003	30,810	$31	$124,590	$(887)	$(77,704)	$2	$46,032

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  NATURE OF OPERATIONS

HPL Technologies, Inc. (“HPL” or the “Company”) is engaged in the sale, support and providing of services related to the yield optimization software it designs for companies involved in the design, fabrication and testing of semiconductors and flat panel displays.

Prior to the reincorporation in July 2001, the Company, a Delaware corporation, principally conducted business as Heuristic Physics Laboratories, Inc. (“HPLI”).  Through the merger of a wholly-owned subsidiary of HPL with HPLI, a California corporation formed in June 1989, HPLI became a wholly-owned subsidiary of the Company.  HPL issued 1.7 shares for each outstanding share of common stock of HPLI exchanged in the merger.  HPLI continues to do business as a wholly-owned subsidiary of the Company.  This merger has been accounted for in a manner similar to a pooling of interests.

The consolidated financial statements for prior years have been retroactively adjusted to reflect the merger and stock conversion.

The Company has funded its losses from operations principally through its July 2001 initial public offering and debt financing.  Management believes the Company has sufficient cash, cash equivalents and short-term investments to fund its operations through at least March 31, 2004.  Future capital requirements will be affected by slow or diminished revenue growth, additional research and development and sales and marketing costs, and higher general and administrative costs, including costs related to the litigation matters described in Note 16.  In the event the Company needs to raise capital, there is no assurance that funds would be available to the Company or, if available, under terms that would be acceptable to the Company.  The Company does not believe it will be able to raise additional capital until the litigation and other uncertainties described in Note 16 are resolved.

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

Revenue recognition

The Company recognizes revenue in accordance with the provisions of Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-4, SOP 98-9 and Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” issued by the Securities and Exchange Commission.  The Company’s revenues are primarily derived from three sources: (i) software license revenue, derived primarily from sales to end users; (ii) maintenance revenue, derived primarily from providing post-contract customer support and software updates to end users; and (iii) consulting services revenues derived from providing design and test services, training and consulting services to end users.

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

For contracts with multiple obligations (e.g., deliverable and undeliverable products, post-contract support and other services), the Company allocates revenues to the undelivered element of the contract based on objective evidence of its fair value.  This objective evidence is the sales price of the element when sold separately or the renewal rate specified in the agreement for licensing arrangements with terms of one year or more that include post-contract customer support and software updates.  The Company recognizes revenues allocated to undelivered products when all of the other criteria for revenue recognition have been met.

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

The Company also derives revenues from the sale of its software licenses, maintenance and post-contract support services through distributors.  Revenues from sales made through distributors which have return rights are recognized when the distributors have sold the software licenses or service to their customers and the criteria for revenue recognition under SOP 97-2, as amended, are met.  Revenues from maintenance and post-contract support services sold through distributors are recognized ratably over the contractual period.  Revenues derived from software development projects are recognized on a completed contract basis.

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

Software development costs

Costs related to the research, design and development of software products are generally expensed as incurred.  Software development costs are capitalized beginning when a product’s technological feasibility has been established through the time of general release of the product.  Based on the Company’s product development process, technological feasibility is established upon the completion of a working model.  Costs eligible for capitalization, incurred after achieving technological feasibility and before general release of its product, were not material in the years ended March 31, 2003, 2002 and 2001.  Accordingly, all software development costs have been charged to research and development expense in the accompanying consolidated statements of operations.

Cash, cash equivalents and short-term investments

The Company invests its excess cash in debt instruments of the US Government and its agencies, and high-quality corporate issuers.  The Company considers all highly liquid investments with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents.  Short-term investments are classified as securities available-for-sale and are reported at fair value based on quoted market prices as of the balance sheet date.  Realized gains or losses and declines in value judged to be other than temporary, if any, are determined on the specific identification method and are reflected in other income or loss.  Net unrealized gains or losses, net of tax, are recorded directly in stockholders’ equity (deficit) as other comprehensive income.

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

Depreciation expense totaled $1.7 million, $485,000 and  $326,000 for the years ended March 31, 2003, 2002 and 2001, respectively.

Goodwill and intangible assets

Goodwill is stated at fair value and intangible assets are stated at cost less accumulated amortization.  Intangible assets are amortized on a straight line basis over the estimated useful life.  Goodwill is not amortized, but rather is subject to at least an annual assessment for impairment.

Intangible assets acquired in business combinations consist primarily of purchased technology and customer backlog and are being amortized on a straight-line basis over their estimated useful life which ranges from six months to three years.  Amortization expense totaled $1.5 million, $294,000 and $137,000 for the years ended March 31, 2003, 2002 and 2001, respectively.

The Company periodically reviews the carrying value of acquired intangible assets, including goodwill, to determine whether impairment may exist.  Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets,” requires that goodwill and certain intangible assets be assessed for impairment using fair value measurement techniques.  Specifically, goodwill impairment is determined using a two-step process.  The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill.  If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary.  If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any.  The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill.  If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.  The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination.  That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit.  The impairment test for other intangible assets not subject to amortization consists of a comparison of the fair value of the intangible asset with its carrying value.  If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.  For intangible assets subject to amortization, to the extent the fair value of the intangible asset, determined based upon the estimated future cash inflows on a discounted basis attributable to the asset, less estimated future cash outflows on a discounted basis, are less than the carrying amount, an impairment loss is recognized.  The determination of impairment of goodwill and other intangible assets requires significant judgment and management estimates.

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

Foreign currency translation

The functional currency for the Company’s international subsidiaries are the local currencies.  These international subsidiaries’ financial statements are translated to United States dollars using period-end rates of exchange for assets and liabilities, and the average rates of exchange for the year for revenues and expenses.  Translation gains (losses) are recorded in accumulated other comprehensive income (loss) in stockholders’ equity (deficit).  Net gains and losses resulting from foreign exchange transactions are included in other income (loss), net and were not significant in any of the periods presented.

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

Advertising expense

Advertising costs are included in sales, general and administrative expenses and are expensed as incurred.  Advertising expense totaled $18,000,  $105,000 and $61,000 for the years ended March 31, 2003, 2002 and 2001, respectively.

Stock-based compensation

The Company accounts for its employee stock option plans using the intrinsic value method described in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations.  Under APB Opinion No. 25, deferred stock compensation is recorded for the difference, if any, between an option’s exercise price and the fair value of the underlying common stock on the grant date of the option.  As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company has adopted the “disclosure only” alternative described in SFAS No. 123 for its employee stock plans.

The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force Consensus (“EITF”) No. 96-18, “Accounting for Equity Instruments that Are Issued to Other than Employees For Acquiring, or in Conjunction with Selling, Goods or Services.”  Under SFAS No. 123 and EITF No. 96-18, stock options and warrants issued to non-employees are accounted for at their fair value calculated using the Black-Scholes option pricing model.

Compensation expense resulting from employee and non-employee stock options is amortized to expense using an accelerated approach over the term of the options in accordance with Financial Accounting Standards Board Interpretation (“FIN”) No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.”

In December 2002, the FASB issued SFAS 148, “Accounting for Stock Based Compensation - Transition and Disclosure” which provides for two additional transition methods for entities that voluntarily adopt the fair value method of recording expenses when accounting for stock based compensation.  We have chosen not to voluntarily adopt the fair value method of accounting for employee stock option grants at this time.

If compensation cost had been determined in accordance with SFAS No.123, net loss and net loss per share would have been changed to the pro forma amounts indicated below:

	March 31,
	2003	2002	2001
Net loss, as reported	$(51,818)	$(14,917)	$(6,435)
Add: Stock-based employee compensation expense included in reported net loss	1,047	3,547	2,369
Deduct: total stock-based compensation determined under fair value based method for all awards	(1,045)	(4,944)	(3,533)
Pro forma net loss, fair value method for all stock-based awards	$(51,816)	$(16,314)	$(7,599)
Basic and diluted net loss per share:
As reported	$(1.69)	$(0.62)	$(0.37)
Pro forma net loss, fair value method for all stock-based awards	$(1.69)	$(0.68)	$(0.43)

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents and short-term investments, accounts receivable and unbilled receivables.  Cash, cash equivalents and short-term investments are managed by  financial institutions that management believes are credit worthy.

The Company performs ongoing credit evaluations of its customers’ financial condition, generally requires no collateral from its customers and maintains allowances for potential credit losses.

At March 31, 2003, receivables from two of the Company’s domestic customers accounted for 45% and 12% of accounts receivable and unbilled receivables combined.  At March 31, 2002, receivables from the Company’s Japanese distributor, two domestic customers and an international customer accounted for 12%, 38% and 27% of accounts receivable and unbilled receivables combined, respectively.

Accumulated other comprehensive income (loss)

Accumulated other comprehensive income (loss) consists of gains and losses that are not recorded in the statements of operations but instead are recorded directly to stockholders’ equity.  The Company’s components of accumulated other comprehensive income (loss) include net unrealized gain (loss) on available-for-sale securities and the cumulative foreign currency translation adjustment.

Net loss per share

Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period, less shares outstanding that are subject to repurchase.  Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of shares and potential shares of common stock outstanding during the period.  The calculation of diluted net loss per share excludes shares of potential common stock if their effect is anti-dilutive.  Potential common stock consists of shares of common stock that are incremental common shares issuable upon the exercise of stock options and warrants, computed using the treasury stock method, and shares issuable upon conversion of the convertible debenture, computed using the if-converted method.  The following table presents the calculation of net loss per common share—basic and diluted (in thousands, except for per share data):

	Years ended March 31,
	2003	2002	2001
Numerator:
Net loss	$(51,818)	$(14,917)	$(6,435)
Denominator:
Weighted average common shares outstanding—basic and diluted	30,645	24,038	17,496
Net loss per common share—basic and diluted	$(1.69)	$(0.62)	$(0.37)

The total number of shares excluded from the calculation of diluted net loss per share are detailed in the table below (in thousands):

	March 31,
	2003	2002	2001
Outstanding stock options	1,136	7,782	9,128
Convertible debenture (Note 7)	1,032	1,032	1,032
Shares issuable under warrants	138	138	175
Contingent shares issuable to former Covalar stockholders	—	600	—
Total	2,306	9,552	10,335

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2002, the Financial Accounting Standards Board (“FASB”) issued FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”  FIN 45 requires a guarantor to recognize a liability for obligations it has undertaken in relation to the issuance of a guarantee.  It requires that the liability be recorded at fair value on the date that the guarantee is issued.  It also requires a guarantor to provide additional disclosures regarding guarantees, including the nature of the guarantee, the maximum potential amount of future payments under the guarantee, the carrying amount of the liability, if any, for the guarantor’s obligations under the guarantee, and the nature and extent of any recourse provisions or available collateral that would enable the guarantor to recover the amounts paid under the guarantee.  The disclosure requirements under FIN 45 are effective for the interim and annual periods ending after December 15, 2002.  The recognition and measurement provisions under FIN 45 are effective for guarantees issued or modified after December 31, 2002.  The adoption of FIN 45 did not have a material impact upon the Company’s financial position, cash flows or results of operations.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”(“FIN 46”).  FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003.  For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003.  The Company does not believe that the adoption of this standard will have a material effect on its financial position or results of operations.

In April 2003, the FASB issued SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which amends SFAS 133 for certain decisions made by the FASB Derivatives Implementation Group.  In particular, SFAS 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FIN 45, and (4) amends certain other existing pronouncements.  This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003.  In addition, most provisions of SFAS 149 are to be applied prospectively.  The Company does not expect the adoption of SFAS 149 to have a material impact upon its financial position, cash flows or results of operations.

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).  SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption.  Restatement is not permitted.  The Company does not expect the adoption of SFAS 150 to have a material impact upon its financial position, cash flows or results of operations.

NOTE 3.  BUSINESS COMBINATIONS

Tyecin-Innotech Corporation

On October 4, 2001, the Company acquired all of the outstanding shares of Tyecin-Innotech Corporation (“Tyecin”), a corporation organized under the laws of Japan, that was engaged in the business of providing software support and services to manufacturing companies for approximately $789,000 in cash.  The transaction was accounted for using the purchase method of accounting.  The purchase price was allocated to tangible net assets acquired of approximately $708,000 and goodwill of approximately $81,000.  The acquisition provides the Company with an experienced workforce in Japan and will help support existing and future customers in Japan.

FabCentric, Inc.

In January and March 2001, in conjunction with the potential acquisition of FabCentric Inc. (“FabCentric”), the Company loaned $750,000 to FabCentric in exchange for unsecured notes receivable bearing interest at the rate of 8% per annum.

The Company resumed discussions and on December 5, 2001, the Company acquired FabCentric, a company engaged in the business of software development and sales to semiconductor companies.  In connection with the acquisition, the Company issued 703,355 shares of common stock and assumed options to acquire 23,231 shares of its common stock.  The transaction was accounted for using the purchase method of accounting.  The acquisition will give the Company access to FabCentric’s customer base, complementary technology and a highly skilled workforce.

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

Covalar Technologies Group, Inc.

On February 15, 2002, the Company acquired Covalar Technologies Group, Inc. (“Covalar”), a design yield optimization and productivity improvement software company which offers solutions to semiconductor companies which include testing, analysis and advanced circuit design.  In connection with the acquisition, the Company issued 1,481,566 shares of its common stock, paid $10.0 million in cash and assumed options to purchase 418,434 shares of the Company’s common stock.  The Company had reserved 600,000 shares of its common stock to be issued to Covalar shareholders if certain revenue targets were achieved in the twelve months following the closing of the acquisition on February 15, 2002.  The revenue targets were not met during the earn-out period and accordingly the reserved shares were unreserved.  The transaction was accounted for using the purchase method of accounting.  The acquisition of Covalar will allow the Company to offer its customers a complete end-to-end software and related services solution from design through manufacturing, gain a broader customer base and relationships, and provide the Company with a highly skilled workforce.

The purchase price is summarized as follows (in thousands):

Cash	$10,000
Fair market value of common stock	20,531
Fair market value of options assumed	4,806
Acquisition related costs	675
Total	$36,012

The allocation of the purchase price to assets acquired and liabilities assumed is as follows (in thousands):

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

Defect & Yield Management, Inc.

On April 10, 2002, the Company acquired all of the outstanding common and preferred shares of Defect & Yield Management, Inc. (“DYM”), a defect analysis and yield optimization software company offering software solutions to semiconductor companies.  The results of DYM have been included in the consolidated financial statements from April 10, 2002, the acquisition date.  In connection with the acquisition, the Company issued 967,260 shares of its common stock, paid $2.0 million in cash and assumed options to purchase up to 82,740 shares of the Company’s common stock.  The Company may also be required to issue up to $5.0 million of common stock to the former DYM shareholders if a certain number of customer maintenance contracts with the current DYM installed base of customers are achieved in the one-year period ending April 9, 2003.  Five of these contracts were entered into during the earn-out period entitling the former DYM shareholders to an additional 396,826 shares in the aggregate, valued at $50,000, which will be issued subsequent to March 31, 2003.  The transaction has been accounted for using the purchase method of accounting.  The acquisition of DYM provides the Company access to an installed customer base in over 70 facilities worldwide.

The aggregate purchase price was approximately $17.1 million, is summarized as follows (in thousands):

Cash	$2,000
Fair market value of common stock	13,474
Fair market value of options assumed	704
Acquisition related costs	943
Total	$17,121

The allocation of the purchase price to assets acquired and liabilities assumed is as follows (in thousands):

Tangible assets acquired	$665
Intangible assets acquired	1,300
Deferred compensation	38
Goodwill	16,545
Liabilities assumed	(1,427)
Total	$17,121

The Company has included the results of operations of the acquired entities beginning as of the respective acquisition dates.

The following unaudited pro forma revenues, net loss and net loss per share data for the years ended March 31, 2003 and 2002 are based on the respective historical financial statements of the Company, Tyecin, FabCentric, Covalar and DYM.  The pro forma data reflects the consolidated results of operations as if the mergers with Tyecin, FabCentric, Covalar and DYM occurred at the beginning of each of the years indicated and includes the amortization of intangible assets and deferred compensation.  The pro forma financial data presented are not necessarily indicative of the Company’s results of operations that might have occurred had the transactions been completed at the beginning of the years specified, and do not purport to represent what the Company’s consolidated results of operations might be for any future period.

(Unaudited Pro Forma)

(in thousands except for per share data)

	Years Ended March 31,
	2003	2002

Revenues	$15,711	$12,105
Net loss	$(51,824)	$(23,372)
Net loss per share—basic and diluted	$(1.69)	$(0.87)
Shares used in computing per share amounts—basic and diluted	30,671	26,788

NOTE 4.  GOODWILL IMPAIRMENT

The Company operates within one reporting unit as defined by SFAS 142.  Therefore, goodwill is not allocated within the Company as it is considered enterprise goodwill.  During the fourth quarter of the year ended March 31, 2003, the Company determined that there were indicators of impairment to the carrying value of goodwill, principally as a result of reducing its revenue forecast given the current economic environment in the semiconductor industry.  The Company performed its annual impairment review for goodwill and other intangible assets and recorded a charge of $30.6 million relating to goodwill, which is recorded as a component of operating income in the accompanying consolidated statement of operations.  The amount of goodwill impairment was based on the fair value of the Company, representing its only reporting unit utilizing a valuation based on both the income and market approach.  Future goodwill impairment tests may result in charges to earnings if the Company determines that goodwill has been impaired.

NOTE 5.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	March 31,
	2003	2002

Computers, equipment and other	$3,213	$2,221
Furniture and fixtures	530	782
Leasehold improvements	622	603
Leased equipment and furniture	905	770
	5,270	4,376
Less: Accumulated depreciation	(2,954)	(1,229)
	$2,316	$3,147

At March 31, 2003 and 2002, accumulated depreciation on the leased property and equipment was $504,000 and $292,000, respectively.

NOTE 6.  ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

	March 31,
	2003	2002

Payroll and related expenses	$819	$588
Professional fees	563	638
Other accrued expenses	1,037	1,494
Amounts received from HPL’s former Chief Executive Officer (see Note 10)	4,335	3,035
	$6,754	$5,755

NOTE 7.  CONVERTIBLE DEBENTURE

In February 2000, the Company issued a $1.5 million convertible debenture against which all of HPLI’s assets have been pledged as security.  The debenture bore interest at the rate of 8% per annum.  This debenture was convertible at any time at the option of the holder to common stock of the Company, at a conversion price of $1.45 per share.  The debenture, if not converted, was due on February 15, 2005.  The note provided that if the Company completes its initial public offering, the holder had the right to demand repayment.

At March 31, 2003, the Company was not in compliance with certain non-financial covenants of the debenture.  As a result, the debenture holder could have declared all outstanding obligations under the debenture immediately due and payable.  The debenture was repaid in full on May 13, 2003, along with accrued interest of $164,000.

NOTE 8.  COMMITMENTS

The Company leases its facilities under operating lease agreements that expire at various dates through March 15, 2007.  Rent expense for all operating leases for the years ended March 31, 2003, 2002 and 2001 was $1.5 million, $652,000 and $609,000, respectively.

Minimum future lease payments under non-cancelable operating leases and future minimum payments under capital lease agreements at March 31, 2003 are included in the table below (in thousands):

Year ending March 31,	Capital leases	Operating leases

2004	$360	$1,366
2005	98	1,266
2006	27	937
2007	13	11
	498	$3,580
Less: Amount representing interest (2.9% to 22.1%)	30
Present value of capital lease obligations	468
Less: Current portion	338
Non-current portion	$130

Guarantees and Indemnifications

In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”  FIN 45 requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee or indemnification.  FIN 45 also requires additional disclosure by a guarantor in its interim and annual financial statements about its obligations under certain guarantees and indemnifications.  The initial recognition and measurement provisions of FIN 45 are applicable for guarantees issued or modified after December 31, 2002.  The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002.  The Company adopted the recognition and measurement provisions of FIN 45 prospectively to guarantees issued or modified after December 31, 2002, and the adoption did not have a material impact on its financial position or results of operations.  The following is a summary of the agreements that the Company has determined are within the scope of FIN 45:

The Company’s amended and restated Certificate of Incorporation (the “Certificate”) provides that, except to the extent prohibited by the Delaware General Corporation Law (the “DGCL”), the Company’s directors and officers shall not be personally liable to the Company or its stockholders for monetary damages for any breach of fiduciary duty as a director or officer.  The Certificate eliminates the personal liability of directors and officers to the fullest extent permitted by the DGCL and, together with the Company’s Bylaws (the “Bylaws”), provides that the Company shall fully indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding (whether civil, criminal, administrative or investigative) by reason of the fact that such person is or was a director or officer of the Company, or is or was serving at the request of the Company as a director or officer of another corporation, partnership, joint venture, trust, employee benefit plan or other enterprise, against expenses (including attorneys’ fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by such person in connection with such action, suit or proceeding (“Expenses”). Additionally, the Company has entered into indemnification agreements with its directors and officers pursuant to which the Company is required to indemnify its officers and directors and advance any and all Expenses.  These agreements have no term and the maximum potential amount of future payments HPL could be required to make under these indemnification agreements is unlimited.  Except as noted below, no claims for indemnification have been made against the Company.

To limit the Company’s exposure to indemnification claims by directors and officers, the Company obtained in July 2001 four directors and officers liability insurance policies with aggregate limits of $20 million.  The validity of these policies is being contested with respect to coverage for the Company and Mr. Lepejian, the Company’s former President and Chief Executive Officer.  In February 2003, the Company obtained two new directors and officers’ liability insurance policies with aggregate policy limits of $10 million.  These two new policies exclude claims relating to prior acts, including the acts giving rise to the previous restatement of the Company’s financial statements.

The Company’s directors and officers have been named as defendants in the class action and derivative litigation described in Note 16.  Furthermore, one or more of the Company’s former officers have given testimony in connection with investigations being conducted by the SEC and the Department of Justice.  Except for our former Chief Financial Officer, who has requested advancement of expenses in connection with her deposition before the SEC, no other directors or former officers have requested indemnification from the Company.  However, once a lead plaintiffs’ lawyer is designated in the class action litigation and a consolidated amended complaint is filed, we expect all of our directors, officers and former officers will demand indemnification and advancement of expenses under their respective indemnification agreements.  Because we are not currently able to evaluate the likelihood of an unfavorable outcome or an estimate of the amount or range of potential loss, we cannot determine the estimated fair value of these obligations and, accordingly, the Company has recorded no liability for these obligations at March 31, 2003.

The Company is also obligated to provide indemnification to the underwriters in its initial public offering pursuant to an Underwriting Agreement, dated July 30, 2001, by and among the Company, UBS Warburg LLC, Dain Rauscher Wessels, Wit SoundView Corporation and Adams Harkness & Hill, Inc., as representatives of the several underwriters (the “Underwriting Agreement”).  In October 2002, UBS Warburg was named as a defendant in a lawsuit relating to the Company’s issuance of stock in the acquisition of Covalar Technologies Group, Inc.  Pursuant to the Underwriting Agreement, UBS Warburg demanded that the Company indemnify it in connection with this matter and advance its litigation expenses.  While the Company had obtained insurance to cover its obligation to indemnify and advance UBS Warburg’s expenses, the insurer has not yet taken a position as to whether such obligations are covered under the policy.  If it does not contest coverage, however, coverage for these indemnification obligations is subject to a sub-limit of $1,000,000.  Because we are not currently able to evaluate the likelihood of an unfavorable outcome or an estimate of the amount or range of potential loss, we cannot determine the estimated fair value of these obligations and, according, the Company has recorded no liability for these obligations at March 31, 2003.

The Company includes standard intellectual property indemnification clauses in its software license agreements.  Pursuant to these provisions, HPL holds harmless and agrees to defend the indemnified party, generally HPL’s business partners and customers, in connection with certain patent, copyright or trade secret infringement claims by third parties with respect to HPL’s products.  The term of the indemnification provisions is generally for the term of the license agreement and the applicable statute of limitations.  The Company believes the estimated fair value of these obligations is minimal.  HPL has recorded no liabilities for these obligations as of March 31, 2003.

The Company generally warrants that its software products will perform in all material respects in accordance with its standard published specifications in effect at the time of delivery of the licensed products to the customer for a period of ninety days following delivery.  If necessary, HPL would provide for the estimated cost of product warranties based on specific warranty claims and claim history.  The Company has incurred no significant expense under its product warranties to date and, as a result, the Company believes the estimated fair value of these warranties is minimal.  The Company has recorded no liabilities for these warranties as of March 31, 2003.

NOTE 9.  CAPITAL STOCK

Common stock

The Company has reserved the following shares of authorized but unissued common stock for future issuance (in thousands):

	March 31,
	2003	2002
Conversion of outstanding convertible debenture (Note 7)	1,032	1,032
Exercise of warrants	138	138
Stock option plans	10,971	11,847
Employee stock purchase plans	797	647
	12,938	13,664

Warrants

The Company has outstanding at March 31, 2003 and 2002 warrants to acquire 137,652 shares of HPL common stock at an exercise price of $1.45 per share.  These warrants expire in August 2004.

Stock option plans

In May 2001, the Company adopted its 2001 Equity Incentive Plan (the “Plan”) and reserved a total of 12,750,000 shares of its common stock for issuance to directors, employees and consultants under the Plan.  Options granted under the Plan expire 10 years from the date of grant and generally vest over a four-year period.  Under the Plan, eligible employees and consultants who own less than ten percent of voting power of all classes of stock, can receive options to purchase shares of the Company’s common stock at a price no less than 100% and 85% of the fair value on the grant date for incentive stock options and non-statutory stock options, respectively.  Those eligible employees and consultants who own more than ten percent of voting power of all classes of stock can receive options to purchase shares of the Company’s common stock at a price no less than 110% of the fair value on the grant date for incentive stock options and nonqualified stock options.

Prior to the adoption of the Plan, the Company’s subsidiary, HPLI adopted the 1998 Stock Option Plan (the “1998 Plan”).  All options outstanding under the 1998 Plan were exchanged for substitute options granted under the Plan in connection with HPLI’s merger with the Company.  No new options have been granted under the 1998 Plan since that time.  HPLI has also granted a stock option to an employee to purchase up to 1,632,000 shares of HPLI common stock at an exercise price of $0.02 per share and were fully vested.  This option was exercised in the year ended March 31, 2002.

In connection with the acquisitions of FabCentric and Covalar in the year ended March 31, 2002, the Company assumed the options granted under the FabCentric and Covalar option plans totaling 441,665 HPL options.  These options have similar terms as the Company’s Plan.

In connection with the acquisition of DYM in the year ended March 31, 2003, the Company assumed the options granted under the DYM option plan totaling 82,740 HPL options.  These options have similar terms as the Company’s Plan.

The following table summarizes information with respect to stock option activity:

	2003		2002		2001
Years ended March 31,	Shares (000’s)	Weighted Average Exercise Price	Shares (000’s)	Weighted Average Exercise Price	Shares (000’s)	Weighted Average Exercise Price

Outstanding at beginning of year	8,650	$2.18	7,431	$0.22	8,029	$0.11
Granted and assumed upon acquisitions	238	10.40	2,222	7.81	558	1.56
Exercised	(443)	0.38	(759)	0.15	(586)	0.08
Forfeited	(6,955)	2.10	(244)	0.10	(570)	0.09
Outstanding at end of year	1,490	4.40	8,650	2.18	7,431	0.22
Options exercisable at end of year	873		3,195		3,110
Shares available for grant	9,997

The following table summarizes information regarding options outstanding and exercisable as of March 31, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding (000’s)	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable (000’s)	Weighted Average Exercise Price

$0.04 — $0.04	3	6.67	$0.04	3	$0.04
$0.07 — $0.07	283	5.30	0.07	283	0.07
$0.09 — $0.29	252	6.55	0.23	185	0.22
$0.97 — $3.30	287	7.48	2.73	213	2.54
$3.45 — $6.50	279	8.32	4.50	100	4.42
$9.59 — $14.33	386	8.63	11.50	89	11.97
	1,490	7.36	$4.40	873	$2.42

Pro forma information regarding net loss per share is required by SFAS No. 123, as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123.  The weighted average fair value of options granted for the years ended March 31, 2003, 2002 and 2001 was $6.05,  $6.73 and $3.30, respectively.  The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model and the following weighted average assumptions:

	Stock Options			Employee Stock Purchase Plan
Years ended March 31,	2003	2002	2001	2002

Expected volatility	85%	85%	85%	85%
Weighted average risk free interest rate	3.90%	3.96%	6.00%	3.50%
Expected life	5 years	5 years	5 years	0.5 years
Expected dividend yield	—	—	—	—

Employee stock purchase plans

The 2001 Employee Stock Option Purchase Plan and 2001 Foreign Employee Stock Purchase Plan (the “ESPP”) were adopted by the Company’s Board of Directors on May 22, 2001.  A total of 660,000 shares of common stock may be purchased under the ESPP.  Subject to the terms of the ESPP, the number of shares of common stock reserved and available for issuance pursuant to the ESPP will automatically increase on March 1 of each year until and including March 1, 2011 by a number of shares equal to the lesser of (i) 150,000, (ii) one percent of the number of shares of all classes of common stock outstanding on that date of, or (iii) a lesser number determined by the Board of Directors or a committee appointed by the Board of Directors.  Qualified employees can elect to have up to 15 percent (30 percent for the Company’s employees in the Republic of Armenia) of their annual earnings withheld, up to $25,000 in any calendar year, or portion of a calendar year, included in an offering period.  No more than 1,500 shares can be purchased on any purchase date by an individual employee.

The purchase price of the stock is 85% of the lower of the fair market value at the beginning of the twenty-four month offering period or at the end of each six-month purchase period.  For the year ended March 31, 2002, 12,845 shares were issued under the ESPP.  No shares were issued in the year ended March 31, 2003 as the Company suspended the plans on July 19, 2002.

Deferred stock-based compensation

In connection with the granting of stock options to employees, the Company recorded deferred stock-based charges, net of cancellations, totaling approximately $0, $3,863,000 and $1,683,000 for the years ended March 31, 2003, 2002 and 2001, respectively.  This amount represents the difference between the exercise price at which the stock options were granted and the deemed fair value of the Company’s common stock for accounting purposes on the date of grant.  In connection with the acquisitions of FabCentric and Covalar in the year ended March 31, 2002, the Company recorded deferred compensation totaling $2,027,000.  In connection with the acquisitions of DYM in the year ended March 31, 2003, the Company recorded deferred compensation totaling $38,000.  These amounts are included as a component of stockholders’ equity and, in accordance with the method described in FIN No. 28, are being amortized on an accelerated basis by charging to operations over the vesting period of the options, which is generally four years.  Accordingly, this resulted in an expense of $1,047,000, $3,547,000 and $2,369,000 for the years ended March 31, 2003, 2002 and 2001, respectively.

NOTE 10.  RELATED PARTY

During fiscal 2001, the Company sold certain software and maintenance to a company that is affiliated with a director of HPL for approximately $300,000.  The Company recognized no revenue in this transaction in the 2001 financial statements.  In fiscal 2002, the Company purchased certain unrelated software products from this affiliated company for approximately $700,000.  The Company has not deployed the software purchased and therefore expensed the amount paid for such software in the period purchased in its financial statements.  The Company recognized approximately  $40,000 and $8,000 in revenue related to this affiliate in the years ended March 31, 2003 and 2002, respectively, on unrelated transactions.

In October 2001, the Company acquired all of the outstanding capital stock of Tyecin for approximately $789,000 in cash.  At the time of the acquisition, Tyecin was a 90% owned subsidiary of Innotech Corporation.  A former director of HPL was the president of Innoquest Corporation and served on the board of directors of Innotech Corporation, the parent corporation to Innoquest Corporation.

In the fourth quarter of fiscal 2002 and the first quarter of fiscal 2003, the Company provided a loan to an officer of the Company for an aggregate sum of $750,000 pursuant to his employment arrangement.  The loan is collateralized by a second deed of trust on the officer’s home and bears interest at a rate equal to the higher of: (i) 6%, or (ii) the short-term “applicable federal rate” (assuming semi-annual compounding) as periodically published by the Internal Revenue Service.  The employment arrangement provides that 20% of the principal sum and accrued interest will be forgiven annually over a period of five years, commencing on the first anniversary of the officer’s employment, provided that he remains continuously employed by the Company during that time.

In the third quarter of fiscal 2002, the Company advanced to an employee $2,745,000 to pay withholding taxes due upon exercise of a stock option to purchase 1,632,000 shares of the Company’s common stock.  The loan, which bears interest at a rate of 5% per annum and is due on September 21, 2003, was collateralized by 1.3 million shares of Company’s common stock held by the employee.  The principal balance of $2,745,000 and accrued interest were repaid in total during the quarter ended March 31, 2002.

During fiscal 2002, the former Chief Executive Officer of the Company had deposited approximately $3,035,000 into the Company’s bank accounts which were purported to have represented proceeds from the payment of accounts receivable related to fictitious sales transactions.  An additional $1,300,000 was deposited by this individual for this purpose in June 2002.  Although these amounts are included in accrued liabilities, the Company does not expect it will be required to repay this sum because the Company believes it has offsetting claims against its former Chief Executive Officer.

During fiscal 2002, the Company entered into several transactions with Selastar Corporation (“Selastar”), a Japanese company owned by former employees of the Company’s Japanese subsidiary and a former member of the Company’s board of directors.  These transactions included a $5.0 million payment to Selastar.  Approximately $1.2 million was returned to the Company prior to March 31, 2002.  Selastar retained approximately $600,000 as reimbursement of expenses and payment for fixed asset purchases.  In addition, the Company paid Selastar approximately $300,000 as reimbursement of expenses in fiscal 2002.  The Company also paid Selastar $600,000 of which $545,000 was paid back to the Company in fiscal 2002.

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

Cash, cash equivalents, accounts receivable, notes receivable and accounts payable are carried at cost, which approximates their fair value because of the short maturities of these instruments.  The Company’s short-term investments are reported at fair value.

The following is a summary of cash, cash equivalents and short-term investments (in thousands):

	March 31, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value

Checking and savings	$567	$—	$—	$567
Money market funds	10,914	—	—	10,914
Commercial paper	5,870	—	(1)	5,869
Municipal bonds - taxable	1,145	—	—	1,145
Corporate debt securities	1,713	1	9	1,723
US Government agencies	1,512	11	—	1,523
	$21,721	$12	$8	$21,741

Included in:
Cash and cash equivalents				$17,350
Short-term investments				4,391
				$21,741

	March 31, 2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value

Checking and savings	$4,563	$—	$—	$4,563
Money market funds	14,719	—	—	14,719
Commercial paper	4,260	1	—	4,261
Corporate debt securities	5,549	1	(6)	5,544
US Government agencies	18,067	—	(45)	18,022
	$47,158	$2	$(51)	$47,109

Included in:
Cash and cash equivalents				$32,798
Short-term investments				14,311
				$47,109

The estimated fair value of the convertible debenture is as follows (in thousands) :

	March 31, 2003		March 31, 2002
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Convertible debenture (Note 7)	$1,500	$1,500	$1,500	$15,562

NOTE 12.  EMPLOYEE BENEFIT PLAN

The Company has a 401(k) Profit Sharing Plan (the “Profit Sharing Plan”) qualified under Section 401(k) of the Internal Revenue Code of 1986.  Each eligible employee may elect to contribute up to the maximum IRS annual deferral amount.  The Company, at the discretion of its board of directors, may match employee contributions to the Profit Sharing Plan or make contributions to the Profit Sharing Plan for all eligible employees.  The Company has elected not to make matching or other contributions to the Profit Sharing Plan for the years ended March 31, 2003, 2002, and 2001.

NOTE 13.  INCOME TAXES

The Company’s deferred tax assets (liabilities) consist of the following (in thousands):

	March 31,
	2003	2002
Deferred tax assets:
Net operating loss and credit carry forwards	$22,321	$10,114
Other accruals	4,466	2,714
Gross deferred tax assets	26,787	12,828
Valuation allowance	(25,811)	(11,832)
Net deferred tax assets	$976	$996

Deferred tax liabilities:
Intangible assets	(948)	(996)
Change of accounting methods	(28)	—
Net deferred tax liabilities	$(976)	$(996)

Based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets at March 31, 2003 and 2002 will not be fully realizable.  Accordingly, the Company has applied a full valuation allowance against its net deferred tax assets as of March 31, 2003 and 2002.

Reconciliation of the statutory federal income tax to the Company’s effective tax is as follows:

	Years Ended March 31,
	2003	2002	2001

Tax at federal statutory rate	(34.0)%	(34.0)%	(34.0)%
State, net of federal benefit	(3.8)	(5.8)	(7.3)
Other	(0.2)	(4.6)	(6.1)
Option compensation	0.8	9.5	12.5
Valuation allowance	37.2	34.9	34.9
Provision for income taxes	0.0%	0.0%	0.0%

At March 31, 2003, the Company had approximately $63.0 million of Federal and $15.0 million of State net operating loss carryforwards available to reduce future taxable income which will begin to expire in 2013 for Federal and 2005 for state tax purposes, respectively.  The State of California has suspended the utilization of tax loss carryforwards through 2005.

The Company has research credit carryforwards of approximately $2.0 million and $1.4 million for Federal and state income tax purposes, respectively.  If not utilized, the Federal carryforward will expire in various amounts beginning in 2009.  The California credit can be carried forward indefinitely.

The Internal Revenue Code limits the use of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company.  In the event the Company has had a change in ownership, utilization of the carryforwards could be restricted.

NOTE 15.  SEGMENT AND GEOGRAPHIC INFORMATION

The Company has determined that it has one reportable business segment: the sale of yield optimization software used in the design, fabrication and testing of semiconductors and flat panel displays.  The Company has a facility in the Republic of Armenia, which has fixed assets with a net book value of $169,000 as of March 31, 2003, and $152,000 as of March 31, 2002.

The following is a geographic breakdown of the Company’s revenues by destination for the following periods (in thousands):

	Years ended March 31,
	2003	2002	2001

United States	$9,948	$3,181	$2,965
Japan	2,820	666	797
France	365	643	553
Rest of the world	2,459	23	—
	$15,592	$4,513	$4,315

For the year ended March 31, 2003, the Company derived revenue from three customers which comprised 29%, 17% and 15% of the Company’s total revenues, respectively.

For the year ended March 31, 2002, the Company derived revenue from four customers which comprised 24%, 18%, 14% and 10% of the Company’s total revenues, respectively.

For the year ended March 31, 2001, the Company derived revenue from four customers which comprised 19%, 18%, 12% and 12% of the Company’s total revenues, respectively.

NOTE 16.  CONTINGENCIES

Between July 31, 2002 and November 15, 2002, fourteen class-action lawsuits have been filed and are pending against the Company, certain current and former officers and/or directors of the Company, and the Company’s independent auditors (collectively, the “Defendants”) in the United States District Court for the Northern District of California.  The lawsuits allege that the Defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder by the SEC, by making a series of material misrepresentations as to the financial condition of the Company during the class period of July 31, 2001 to July 19, 2002.  Several of the lawsuits further allege violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933.  The plaintiffs are generally seeking to recover compensatory damages, costs and expenses incurred, interest and such other relief as the court may deem appropriate.  The Company expects that these lawsuits will be consolidated into a single action in the United States District Court for the Northern District of California.  Motions for appointment of a lead plaintiff are pending before the Court.

The Company is also a nominal defendant in five stockholder derivative lawsuits pending in Superior Court in the County of Santa Clara, California.  These lawsuits, which were filed between July 31, 2002 and September 30, 2002, assert derivative claims on behalf of the Company against current and/or former officers and directors of the Company and the Company’s independent auditors.   The claims asserted in these lawsuits include insider trading, breach of fiduciary duties, aiding and abetting breaches of fiduciary duties, negligence and professional malpractice, negligent misrepresentation and omission, contribution and indemnification, abuse of control, gross mismanagement, unjust enrichment and breach of contract.  These lawsuits seek damages suffered by the Company, treble damages for the sale of shares, costs and expenses of these actions and such other relief as the court may deem appropriate.  In an order dated December 3, 2002, the Court consolidated these actions and appointed lead plaintiff’s counsel.  The date for filing a consolidated complaint has been continued to July 14, 2003.

Five shareholders of the Company have sued in state court of the District Court of Dallas County, Texas, the Company’s independent auditors and the managing underwriter in the Company’s initial public offering, in connection with claims relating to the Company’s acquisition of Covalar Technologies Group, Inc. in February 2002.  The Company has been named as a responsible third party in this action for purposes of apportioning fault in jury findings; to date, no claims have been brought against the Company.  Subject to a reservation of rights, the Company has accepted the underwriter’s request to indemnify the underwriter in connection with the Company’s initial public offering and to advance expenses in the event the underwriter becomes a party to any lawsuit arising out of the public offering.  While the Company had obtained insurance to cover its obligation to indemnify and advance expenses to the underwriter, the insurer has not yet taken a position as to whether such obligations are covered under the policy.  If it does not contest coverage, however, coverage for these indemnification obligations is subject to a sub-limit of $1,000,000.  This lawsuit is only in the preliminary stage and the Company’s potential liability cannot be determined at this time.

Five former shareholders of FabCentric, Inc., which was acquired by the Company in December 2001, have sued the Company, the Company’s former President and CEO and CFO, and the Company’s independent auditors in a lawsuit pending in Superior Court in the County of Santa Clara, California.  This lawsuit was filed on or about May 22, 2003.  This lawsuit alleges claims for fraud, negligent misrepresentation, breach of warranties and covenants, breach of contract and negligence, and seeks rescission or, alternatively, damages, costs and expenses.  Because this lawsuit was only recently filed, the Company has not evaluated the merits of these allegations.

Additionally, in April 2003, UBS PaineWebber, Inc. filed suit against the Company in the Supreme Court of the State of New York, County of New York (the “New York Action”) alleging tortius interference of contract and a violation of the Uniform Commercial Code.  This action relates to the transfer of shares of HPL common stock putatively pledged to UBS PaineWebber, Inc. by Y. David Lepejian, our former President and CEO, and his spouse and seeks, among other things, mandatory injunctive relief requiring HPL to effect the transfer of the subject stock.  In May 2003, the Company filed an interpleader action in United States District Court for the Northern District relating to the New York Action.  Mr. Lepejian and UBS PaineWebber are currently engaged in an NASD arbitration proceeding regarding the pledge of the shares.

The aforementioned litigation matters are in the early stages.  As a result, the Company believes that no amount should be accrued for these matters under SFAS No. 5, “Accounting for Contingencies,” because we are currently unable to evaluate the likelihood of an unfavorable outcome or an estimate of the amount or range of potential loss, if any.

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

Supplementary Financial Data

Quarterly Data (Unaudited)

	For the Quarters Ended
(in thousands, except per share amounts) Year ended March 31, 2002	March 31, 2002	December 31, 2001	September 30 2001	June 30, 2001

Revenues	$2,106	$2,534	$(718)	$591
Gross profit (loss)	1,558	2,359	(893)	395
Net loss	(4,401)	(2,166)	(4,439)	(3,911)
Net loss per share—basic and diluted:	$(0.16)	$(0.08)	$(0.20)	$(0.22)
Shares used in computing per share amounts—basic and diluted:	28,437	27,015	22,674	17,836

	For the Quarters Ended
(in thousands, except per share amounts) Year ended March 31, 2003	March 31, 2003	December 31, 2002	September 30, 2002	June 30, 2002

Revenues	$3,582	$5,248	$4,483	$2,279
Gross profit	2,018	3,806	3,635	1,669
Net loss	(34,526)	(2,756)	(6,886)	(7,650)
Net loss per share—basic and diluted:	$(1.12)	$(0.09)	$(0.22)	$(0.25)
Shares used in computing per share amounts—basic and diluted:	30,796	30,784	30,777	30,410

Included in the net loss for the quarter ended March 31, 2003 is a non-cash charge of $30.6 million related to the impairment of goodwill in the quarter.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information concerning our directors and executive officers required by this Item is incorporated by reference to the section in Item 1 of this Report entitled “Directors and Officers.”

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers and directors and persons who own more than 10% of the Company’s Common Stock (collectively, “Reporting Persons”) to file reports of ownership and changes in ownership with the SEC on a periodic basis.  Reporting Persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.  Based solely on a review of the copies of such forms provided to the Company, we believe that with respect to the fiscal year ended March 31, 2003, all of the Reporting Persons complied with the applicable filing requirements.

Code of Ethics

We have adopted a code of ethics that applies to its directors, officers and employees.  A copy of the code of ethics is available on our website at www.hpl.com.  Any waiver to or amendments of our code of ethics will be posted to our website.

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth certain summary information concerning the compensation paid by the Company to its Chief Executive Officers and each executive officer of the Company for the year ended March 31, 2003  (hereinafter referred to as the “named executive officers”) for the three most recent fiscal years.

				Long-term Compensation
Name and Principal Position(s)	Year			Securities Underlying Options (#)	All Other Compensation
		Annual Compensation
		Salary	Bonus

Y. David Lepejian (1)	2003	$70,037	$—	—	$8,025
President and	2002	174,980	—	—	9,066
Chief Executive Officer	2001	174,980	—	—	7,276

Thomas A. Tomasetti (2)	2003	—	—	—	229,000
President and Chief Executive Officer

Michael P. Scarpelli (3)	2003	242,466	50,000	—	187,225
Chief Financial Officer, Senior Vice President-Administration, Treasurer and Assistant Secretary	2002	56,250	—	325,000	—

Gene Mullinnix (4)	2003	203,333	50,000	29,645	—
Senior Vice President - Operations	2002	18,750	—	179,645	—

Michael J. Field (5)	2003	15,833	—	—	108,854
Vice President, General Counsel and Secretary

(1)          “All Other Compensation” for Mr. Lepejian consists of premiums paid by the Company for his term life insurance policy.  Mr. Lepejian was terminated as an employee and officer of the Company on July 19, 2002.

(2)          Mr. Tomasetti served as our interim President and Chief Executive Officer from August 2002 through March 2003 pursuant to a consulting agreement between the Company and The Brenner Group, his employer.  “All Other Compensation” represents the consulting fees we paid to The Brenner Group.

(3)          Mr. Scarpelli joined the Company in January 2002 as our Vice President of Corporate Development.  In July 2002, Mr. Scarpelli was appointed Chief Financial Officer of the Company.  Mr. Scarpelli was awarded the bonus as part of an executive retention bonus arrangement.  The $187,225 in “All Other Compensation” relates to the forgiveness of $150,000 in principal and $37,225 in interest on a $750,000 loan Mr. Scarpelli received as part of his original employment agreement with the Company.  All of Mr. Scarpelli’s options granted in fiscal 2002 were cancelled in fiscal 2003.

(4)          Mr. Mullinnix joined the Company in February 2002 through the acquisition of Covalar.  He was promoted to an executive officer in August 2002.  Mr. Mullinnix was awarded the bonus as part of an executive retention bonus arrangement.  150,000 of Mr. Mullinnix’s stock options were cancelled in fiscal 2003.

(5)          Mr. Field joined the Company as a consultant in September 2002 and became an employee and executive officer in March 2003.  “All Other Compensation” represents the consulting fees paid to Mr. Field prior to becoming an employee.

Fiscal 2003 Stock Option Grants

The Company granted no stock options in fiscal 2003 to the named executive officers.

Aggregated Option Exercises in Last Fiscal Year

The following table sets forth certain information with respect to the exercise of options during the last fiscal year and the value of options held by the named executive officers as of the end of fiscal 2003.

Name	Shares Acquired on Exercise (#)	Value Realized ($)
			Number of Shares Underlying Unexercised Options at Fiscal Year-End (#)		Value of Unexercised in-the-money Options at Fiscal Year-End (1) ($)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Y. David Lepejian	50,000	$—	—	—	$—	$—
Thomas A. Tomasetti	—	—	—	—	—	—
Michael P. Scarpelli	—	—	—	—	—	—
Gene Mullinnix	—	—	11,038	18,607	—	—
Michael J. Field	—	—	—	—	—	—

(1)                                  The value of the in-the-money options represents the difference between (A) $0.15, our closing stock price on March 31, 2003 (the last trading day of fiscal 2003), and (B) the respective exercise price for each option, multiplied by the number of shares of Common Stock underlying each respective option.

Employment Arrangements

In December 2001, we entered into an employment agreement, which is terminable at-will, with Michael Scarpelli, our Chief Financial Officer.  This agreement provided Mr. Scarpelli with an annual base salary of $225,000, an annual bonus payable at the discretion of the board and a loan of  $750,000.  The loan bears interest at a rate equal to the higher of: (i) 6%, or (ii) the short-term

“applicable federal rate” as periodically published by the Internal Revenue Service.  The employment arrangement provides that 20% of the principal sum and accrued interest will be forgiven annually over a period of five years, commencing on the first anniversary of the officer’s employment, provided that he remains continuously employed by the Company during that time.  The agreement further provides that if Mr. Scarpelli is terminated without “cause” (as defined), or there is a “corporate transaction” (as defined), all outstanding principal and interest on the loan will be immediately forgiven.  This agreement was subsequently amended in August 2002 to provide Mr. Scarpelli with: 1) an increase in annual base salary to $250,000; 2) a retention bonus of $100,000, payable 50% on January 18, 2003 and 50% on July 18, 2003, so long as Mr. Scarpelli remains an employee of the Company on each respective payment date: and 3) a severance arrangement in which he will be entitled to a severance payment of 50% of his base annual salary in the event he is terminated or not offered a comparable position in the event of a “corporate transaction,” as defined.

In February 2002, we entered into an employment agreement, which is terminable at-will, with Gene Mullinnix, our Senior Vice President of Operations.  This agreement was subsequently amended in August 2002 to provide Mr. Mullinnix with: 1) an increase in annual base salary to $230,000; 2) a retention bonus of $100,000, payable 50% on January 18, 2003 and 50% on July 18, 2003, so long as Mr. Mullinnix remains an employee of the Company on each respective payment date: and 3) a severance arrangement in which he will be entitled to a severance payment of 50% of his base annual salary in the event he is terminated or not offered a comparable position in the event of a “corporate transaction,” as defined.

The Company has entered into employment agreement with Mr. Field.  This agreement, which is terminable at-will, provides an annual base salary of $190,000 and an annual bonus to be awarded at the discretion of the board of directors.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee currently consists of Messrs. Antoun and Zorian.  No member of the Compensation Committee or executive officer of the Company has a relationship that would constitute an interlocking relationship with any executive officers or directors of another entity.

DIRECTOR COMPENSATION

Each non-employee director of the Company receives $10,000 annually and $500 for each meeting of the board of directors, or any committee of the board of directors, he attends.  In addition, each non-employee director is eligible to receive an annual option grant to purchase up to 7,500 shares of Common Stock, at an exercise price equal to the fair market value of the stock on the date of grant.  No stock options were granted to our directors in fiscal 2003.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of May 31, 2003 (unless otherwise indicated below), with respect to the beneficial ownership of the outstanding Common Stock by: (i) each stockholder known by the Company to be the beneficial owner of more than 5% of the outstanding Common Stock; (ii) each director or nominee; (iii) each of the named executive officers; and (iv) all current executive officers and directors as a group.  Unless otherwise indicated below, each stockholder has sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws, if applicable.

Name and Address of Beneficial Owner †
	Shares Beneficially Owned and Shares Underlying Options Exercisable Within 60 days of May 31, 2003			Percent of Class (1)
	Shares (#)	Options (#)	Total (#)

Y. David Lepejian(2)	10,203,128	—	10,203,128	33.1%
1357 Lakeshore Circle – Bldg. #12 San Jose, CA 95131
Lawrence Kraus	3,924,250	—	3,924,250	12.7%
Dr. Yervant Zorian	782,500	—	782,500	2.5%
Elias Antoun	—	85,170	85,170	*
Michael P. Scarpelli	—	—	—	—
Gene Mullinnix	—	18,607	18,607	*
Michael J. Field	—	—	—	—

All directors and executive officers as a group (6 persons)	4,706,750	103,777	4,810,527	15.6%

†                                          Unless indicated otherwise, the address of each beneficial owner is HPL Technologies, 2033 Gateway Place, Suite 400, San Jose, California 95110.

*                                         Less than 1% of the outstanding Common Stock.

(1)          Applicable percentage of ownership is based on approximately 30,809,667 shares of Common Stock outstanding as of May 31, 2003, together with applicable stock options for such stockholder.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission.  Shares of common stock subject to options currently exercisable or exercisable within 60 days of May 31, 2003 are deemed outstanding for computing the percentage of ownership of the person holding such stock options, but are not deemed outstanding for computing the percentage of any other person.

(2)          Based on allegations included in a lawsuit filed by UBS PaineWebber, Inc. against the Company, Mr. Lepejian has pledged 6,639,128 shares of common stock to UBS PaineWebber, Inc. to secure the repayment of loans in the amount of approximately $3.5 million.  Mr. Lepejian and his spouse have contested the validity of the pledge in an arbitration matter before the National Association of Securities Dealers.  In addition, Mr. Lepejian has served notice of exercise of a stock option to purchase up to 2,670,000 shares of common stock previously issued by HPLI.  The Company has refused to issue the shares as the options were cancelled on his termination from employment.

Equity Compensation Plan Information

The Company maintains the 2001 Equity Incentive Plan (the “2001 Plan”), the 2001 Employee Stock Purchase Plan (the “ESPP”) and the 2001 Foreign Employee Stock Purchase Plan (the “Foreign ESPP”), pursuant to which it may grant equity awards to eligible persons.  The following table sets forth certain information regarding the 2001 Plan, the ESPP and the Foreign ESPP as of March 31, 2003.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights (1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column) (2)

Equity compensation plans approved by security holders	1,136,040	$4.62	10,631,857

Equity compensation plans not approved by security holders	—	—	—

Total	1,136,040	$4.62	10,631,857

(1)                                  The Company has assumed certain stock option awards in connection with three acquisitions completed through the end of fiscal 2003.  A total of 524,405 shares of Company common stock underly the assumed options, with a weighted-average exercise price of approximately $4.28 per share.  No further awards will be made under the plans governing the assumed awards.  Statistics regarding the assumed options are not included in the above table.

(2)                                  At March 31, 2003, 9,834,702 and 797,155 shares of Common Stock were available for future issuance under the 2001 Plan and the ESPPs, respectively.  The ESPPs contain an evergreen provision that provides for an annual share increase on March 1 of each year, until and including March 1, 2011, equal to the least of: (i) 150,000, (ii) 1% of the number of shares of Common Stock outstanding on that date, or (iii) a lesser number determined by the administrator.

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

In the fourth quarter of fiscal 2002 and the first quarter of fiscal 2003, the Company provided a loan to Michael Scarpelli, an officer of the Company, for an aggregate sum of $750,000 pursuant to his employment arrangement.  The loan bears interest at a rate equal to the higher of: (i) 6%, or (ii) the short-term “applicable federal rate” as periodically published by the Internal Revenue Service.  The employment arrangement provides that 20% of the principal sum and accrued interest will be forgiven annually over a period of five years, commencing on the first anniversary of the officer’s employment, provided that he remains continuously employed by the Company during that time.

During fiscal 2002, Y. David Lepejian, the former Chief Executive Officer of the Company, had deposited approximately $3,035,000 into the Company’s bank accounts.  An additional $1,300,000 was deposited by this individual in June 2002.  Although this amount is included in accrued liabilities, the Company does not expect that it will be required to repay this sum because the Company believes it has offsetting claims against its former Chief Executive Officer.

During fiscal 2002, the Company entered into several transactions with Selastar Corporation (“Selastar”), a Japanese company owned by former employees of the Company’s Japanese subsidiary and a former member of the Company’s board of directors, Osamu Kano.  These transactions included a $5.0 million payment to Selastar for which approximately $3.2 million was paid to our Japanese distributor.  Approximately $1.2 million was returned to the Company prior to March 31, 2002.  Selastar retained approximately $600,000 as reimbursement of expenses and payment for fixed asset purchases.  In addition, the Company paid Selastar approximately $300,000 as reimbursement of expenses in fiscal 2002.  The Company also paid Selastar $600,000 of which $545,000 was paid back to the Company.

ITEM 14.  CONTROLS AND PROCEDURES

CEO and CFO Certifications

Appearing immediately following the signature page of this Annual Report on Form 10-K there are certifications of the chief executive officer and the chief financial officer.  The certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.  This section of the Annual Report on Form 10-K contains the information concerning the controls evaluation referred to in the Section 302 certifications and this information should be read in conjunction with the Section 302 certifications for a more complete understanding of the topics presented.

Disclosure Controls and Internal Controls

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, or the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.  Internal controls are procedures which are designed with the objective of providing reasonable assurance that our transactions are properly authorized, our assets are safeguarded against unauthorized or improper use and our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

We maintain disclosure controls and procedures.  In response to recent legislation and proposed regulations, we reviewed our internal control structure and our disclosure controls and procedures.  As disclosed in our Form 10-K/A filed on November 8, 2002, the restatement of our March 31, 2002 and 2001 financial statements occurred as a result of material weaknesses in our system of internal controls and its operation.  Starting in July 2002, we took measures to strengthen and ensure compliance with our internal controls to help prevent similar events from occurring again.  These weaknesses have been discussed with our audit committee.  The internal controls specifically addressed by us involve our sales order fulfillment and revenue recognition procedures, cash receipts and disbursements procedures and our segregation of duties.  In addition, we have reviewed the qualifications and training of our management and employees and determined that they are sufficient to allow them to fulfill their assigned roles.

Limitations on the Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or our internal controls will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within HPL have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Scope of the Controls Evaluation

Within 90 days prior to the date of this report (the “Evaluation Date”), the Company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures.  The evaluation of our disclosure controls and our internal controls included a review of controls implemented by HPL and the effect of the controls on the information generated for use in this Annual Report on Form 10-K.  In the course of the controls evaluation, we sought to identify data errors, controls problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken.  This type of evaluation will be done on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in our quarterly reports on Form 10-Q and our Annual Report on Form 10-K. Our internal controls are also evaluated on an ongoing basis by our finance department.  The overall goals of these various evaluation activities are to monitor our disclosure controls and our internal controls and to make modifications as necessary; our intent in this regard is that the disclosure controls and the internal controls will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant.

Among other matters, we sought in our evaluation to determine whether there were any significant deficiencies or material weaknesses in our internal controls, or whether we had identified any acts of fraud involving personnel who have a significant role in our internal controls.  This information was important both for the controls evaluation generally and because Items 5 and 6 in the Section 302 certifications of the chief executive officer and the chief financial officer require that the chief executive officer and the chief financial officer disclose that information to our board’s audit committee and to our independent auditors and to report on related matters in this section of the Annual Report on Form 10-K.  In the professional auditing literature, significant deficiencies are referred to as reportable conditions.  These are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements.  A material weakness is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions.  We also sought to deal with other controls matters in the controls evaluation and, in each case if a problem was identified, we considered what revision, improvement, and/or correction to make in accordance with our ongoing procedures.  In accordance with SEC requirements, the chief executive officer and the chief financial officer note that, since the date of the controls evaluation to the date of this Annual Report on Form 10-K, there have been no significant changes in internal controls or in other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Conclusions

Based upon the controls evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, subject to the limitations noted above, our disclosure controls are effective to ensure that material information relating to HPL is made known to management, including our Chief Executive Officer and Chief Financial Officer, particularly during the period when our periodic reports are being prepared, and that our internal controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles.  There were no significant changes in the Company’s internal controls, or to the Company’s knowledge, in other factors that could significantly affect the Company’s disclosure controls and procedures subsequent to the Evaluation Date.

ITEM 15.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents the fees for audit and other services provided by our principal accounting firm, PricewaterhouseCoopers LLP, for the years ended March 31, 2003 and 2002 (in thousands):

Type of Fees	2003	2002

Audit Fees (1)	$1,352	$911
Audit-Related Fees (2)	104	172
Tax Fees (3)	126	475
All Other Fees (4)	—	—

Total	$1,582	$1,558

(1)                                  Audit Fees include professional services rendered by PricewaterhouseCoopers LLP, the member firms of PricewaterhouseCoopers, and their respective affiliates (collectively, “PricewaterhouseCoopers”) for the audit of HPL’s annual financial statements and review of financial statements or services that are normally provided in connection with statutory and regulatory filings or engagements for that fiscal year.

(2)                                  Audit-Related Fees include assurance and related services by PricewaterhouseCoopers that are reasonably related to the performance of the audit or review of HPL’s financial statements and are not reported under paragraph (1) above.  During 2002 and 2003 the fees principally relate to the Form 8-K’s filed relating to the various acquisitions.

(3)                                  Tax Fees include professional services rendered by PricewaterhouseCoopers for tax compliance, tax advice, and tax planning.

(4)                                  All Other Fees include services provided by PricewaterhouseCoopers, other than the services reported in paragraphs (1) through (3) of this section.

Audit Committee’s Pre-Approval Policies and Procedures

On June 25, 2003, our Board of Directors adopted a new Audit Committee Charter that, among other things, requires the Audit Committee to pre-approve the rendering by our independent auditor of audit or permitted non-audit services.  The Chair of the Audit Committee may pre-approve the rendering of services on behalf of the Committee, provided the matter is then presented to the full Committee at the next scheduled meeting.  A copy of our Audit Committee Charter is filed as an exhibit to this Annual Report on Form 10-K.

Our Audit Committee approved the audit fees for audit of our consolidated financial statements for the year ended March 31, 2003 prior to the commencement of the audit.

PART IV

ITEM 16.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)                                  Financial Statements:

Financial Statements for the three years ended March 31, 2003 are included in Item 8.  All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(b)                                 Reports on Form 8-K:

The Registrant filed a Current Report on Form 8-K on February 12, 2003.

(c)                                  Exhibits:

The following exhibits are incorporated by reference or filed as part of this report.

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Registrant. (1)

3.2	Bylaws of Registrant. (1)

4.1	Form of Common Stock Certificate. (1)

10.1	2001 Amended and Restated Equity Incentive Plan (1)

10.2	2001 Amended and Restated Employee Stock Purchase Plan (1)

10.3	HPL Technologies, Inc. 2001 Foreign Subsidiary Employee Stock Purchase Plan, as amended (2)

10.4	Form of Officer and Director Indemnification Agreement (1)

10.5	Employment Offer Letter from HPL Technologies, Inc. to Michael Scarpelli, dated December 4, 2001 (3)

10.6	Employment Amendment Letter from HPL Technologies, Inc. to Michael Scarpelli, dated August 6, 2002.

10.7	Employment Amendment Letter from HPL Technologies, Inc. to Gene Mullinnix, dated August 6, 2002.

10.8	Employment Offer Letter from HPL Technologies, Inc. to Michael Field, dated March 1, 2003.

10.9	Real property lease dated August 19, 1998 by and between Heuristic Physics Laboratories, Inc. and Spieker Properties, L.P., (San Jose, California) (1)

10.10	Industrial Lease Agreement, dated as of November 17, 2000, between Research Interchange One L.P., a Texas Limited Partnership and Testchip Technologies, Inc., a Texas Corporation(4)

10.11

First Amendment, dated as of March 28, 2001, to Industrial Lease Agreement, dated as of November 17, 2000, between Research Interchange One L.P., a Texas Limited Partnership and Testchip Technologies, Inc., a Texas Corporation (4)

10.12

Second Amendment, dated June 6, 2001, to Industrial Lease Agreement, dated as of November 17, 2000, between Research Interchange One L.P., a Texas Limited Partnership and Testchip Technologies, Inc., a Texas Corporation(4)

10.13

Third Amendment, dated October 1, 2001, to Industrial Lease Agreement, dated as of November 17, 2000, between Research Interchange One L.P., a Texas Limited Partnership and Testchip Technologies, Inc., a Texas Corporation (4)

10.14	Lease Agreement, dated June 1, 2000, between Jackson-Shaw Technology Center II, LTD and Testchip Technologies, Inc (4)

10.18	Modification and Ratification of Lease, dated October 31, 2001, between Jackson-Shaw Technology Center II, LTD. and Testchip Technologies (4)

21.1	Subsidiaries of the registrant

23.1	Consent of PricewaterhouseCoopers LLP, Independent Auditors

Exhibit Number	Description

24.1	Powers of Attorney. (Contained on Signature Page)

99.1	Certification pursuant to section 906 of the Sarbanes-Oxley act of 2002

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

(4)                                  Incorporated by reference from our Annual Report on Form 10-K for the year ended March 31, 2002.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HPL Technologies, Inc.

Dated: June 27, 2003	By:	/s/ Cary D Vandenberg
Cary D. Vandenberg
President and Chief Executive Officer

POWERS OF ATTORNEY AND SIGNATURES

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Cary D. Vandenberg and Michael P. Scarpelli as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or his substitute may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Cary D. Vandenberg	President and Chief Executive Officer	June 27, 2003
Cary D. Vandenberg	(Principal Executive Officer)

/s/ Michael P. Scarpelli	Chief Financial Officer	June 27, 2003
Michael P. Scarpelli	(Principal Financial and Accounting Officer)

/s/ Elias Antoun	Director	June 27, 2003
Elias Antoun

/s/ Lawrence Kraus	Director	June 27, 2003
Lawrence Kraus

/s/ Dr. Yervant Zorian	Director	June 27, 2003
Dr. Yervant Zorian

CERTIFICATIONS

I, Cary D. Vandenberg, certify that:

1.               I have reviewed this annual report on Form 10-K of HPL Technologies, Inc.;

2.               Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.               Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.               The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)          designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)         evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)          presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)          all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)         any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	June 27, 2003	By:	/s/ Cary D. Vandenberg
Cary D. Vandenberg
President and Chief Executive Officer

I, Michael P. Scarpelli, certify that:

1.               I have reviewed this annual report on Form 10-K of HPL Technologies, Inc.;

2.               Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.               Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.               The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)          designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)         evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)          presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)          all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)         any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	June 27, 2003	By:	/s/ Michael P. Scarpelli
Michael P. Scarpelli
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Registrant (1)

3.2	Bylaws of Registrant (1)

4.1	Form of Common Stock Certificate (1)

10.1	2001 Amended and Restated Equity Incentive Plan (1)

10.2	2001 Amended and Restated Employee Stock Purchase Plan (1)

10.3	HPL Technologies, Inc. 2001 Foreign Subsidiary Employee Stock Purchase Plan, as amended (2)

10.4	Form of Officer and Director Indemnification Agreement (1)

10.5	Employment Offer Letter from HPL Technologies, Inc. to Michael Scarpelli, dated December 4, 2001. (3)

10.6	Employment Amendment Letter from HPL Technologies, Inc. to Michael Scarpelli, dated August 6, 2002

10.7	Employment Amendment Letter from HPL Technologies, Inc. to Gene Mullinnix, dated August 6, 2002

10.8	Employment Offer Letter from HPL Technologies, Inc. to Michael Field, dated March 1, 2003

10.9	Real property lease dated August 19, 1998 by and between Heuristic Physics Laboratories, Inc. and Spieker Properties, L.P., (San Jose, California) (1)

10.10	Industrial Lease Agreement, dated as of November 17, 2000, between Research Interchange One L.P., a Texas Limited Partnership and Testchip Technologies, Inc., a Texas Corporation.(4)

10.11

First Amendment, dated as of March 28, 2001, to Industrial Lease Agreement, dated as of November 17, 2000, between Research Interchange One L.P., a Texas Limited Partnership and Testchip Technologies, Inc., a Texas Corporation.(4)

10.12

Second Amendment, dated June 6, 2001, to Industrial Lease Agreement, dated as of November 17, 2000, between Research Interchange One L.P., a Texas Limited Partnership and Testchip Technologies, Inc., a Texas Corporation(4)

10.13

Third Amendment, dated October 1, 2001, to Industrial Lease Agreement, dated as of November 17, 2000, between Research Interchange One L.P., a Texas Limited Partnership and Testchip Technologies, Inc., a Texas Corporation(4)

10.14	Lease Agreement, dated June 1, 2000, between Jackson-Shaw Technology Center II, LTD and Testchip Technologies, Inc(4)

10.15	Amendment, dated August 7, 2000, to Lease Agreement, dated June 1, 2000, between Jackson-Shaw Technology Center, II, LTD. and Testchip Technologies(4)

10.16	Modification and Ratification of Lease, dated October 31, 2001, between Jackson-Shaw Technology Center II, LTD. and Testchip Technologies.(4)

21.1	Subsidiaries of the registrant

23.1	Consent of PricewaterhouseCoopers LLP, Independent Auditors

24.1	Powers of Attorney. (Contained on Signature Page)

99.1	Certification pursuant to section 906 of the Sarbanes-Oxley act of 2002

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

(4)                                  Incorporated by reference from our Annual Report on Form 10-K for the year ended March 31, 2002.