Form 10-Q
period 2003-06-30
HPL TECHNOLOGIES INC
filed 2003-08-14
CIK 1121980

52
                               -  -5252-525252525252 525252 -
- 52 -



<!-- MARKER FORMAT-SHEET="Para Flush" FSL="Default" -->
===============================================================================


                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

                                       OR
|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from   to

                         Commission file number: 000-32967

                             HPL TECHNOLOGIES, INC.
             (Exact Name of Registrant as Specified in Its Charter)

      Delaware                                            77-0550714
     (State of Incorporation)              (I.R.S. Employer Identification No.)

      2033 Gateway Place, Suite 400
      San Jose, California 95110                        (408) 437-1466
      (Address of Principal Executive Offices)   (Registrant's telephone number,
                                                            including area code)

            Securities registered under Section 12(b) of the Act: None

               Securities registered under Section 12(g)of the Act:
                         Common Stock, $0.001 Par Value

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 under the Securities Exchange Act of 1934) Yes |_| No |X|

         As of July 31, 2003, the registrant had outstanding 31,206,622 shares of common stock.




===============================================================================


                                                             TABLE OF CONTENTS



                                                       PART I - FINANCIAL INFORMATION

Item 1        Condensed Consolidated Financial Statements (unaudited):

              Condensed Consolidated Statement of Operations for the three months ended June 30, 2003 and 2002.................    3

              Condensed Consolidated Balance Sheets as of June 30, 2003 and March 31, 2003 ....................................    4

              Condensed Consolidated Statements of Cash Flow for the three months ended June 30, 2003 and 2002.................    5

              Notes to Condensed Consolidated Financial Statements.............................................................    6

Item 2        Management's Discussion and Analysis of Financial Condition and Results of Operations............................   12

Item 3        Quantitative and Qualitative Disclosures about Market Risk.......................................................   25

Item 4        Controls and Procedures..........................................................................................   26

                                                         PART II - OTHER INFORMATION

Item 1        Legal Proceedings................................................................................................   28

Item 2        Changes in Securities and Use of Proceeds........................................................................   29

Item 6        Exhibits and Reports on Form 8-K.................................................................................   29


PART I - FINANCIAL INFORMATION

ITEM 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             HPL Technologies, Inc.
                      Consolidated Statements of Operations
                    (In thousands, except per share amounts)
                                   (Unaudited)
                                                                                    Three months ended June 30,
                                                                              -----------------------------------------
                                                                                     2003                 2002
                                                                              -------------------- --------------------

Revenues:
Software licenses                                                                           $ 141                 $ 57
Consulting services, maintenance and other                                                  1,931                2,222
                                                                              -------------------- --------------------
Total revenues                                                                              2,072                2,279
                                                                              -------------------- --------------------

Cost of revenues:
Software licenses                                                                               3                    0
Consulting services, maintenance and other (1)                                                819                  610
                                                                              -------------------- --------------------
Total cost of revenues                                                                        822                  610
                                                                              -------------------- --------------------
Gross profit                                                                                1,250                1,669
                                                                              -------------------- --------------------
Operating expenses:
Research and development (1)                                                                1,836                3,619
Sales, general and administrative (1)                                                       4,384                4,726
Stock-based compensation                                                                      106                  706
Amortization of intangible assets                                                             332                  463
                                                                              -------------------- -------------------
Total operating expenses                                                                    6,658                9,514
                                                                              -------------------- --------------------
Loss from operations                                                                     $ (5,408)            $ (7,845)
Interest income (expense) and other, net                                                       49                  195
                                                                              -------------------- --------------------
Net loss before income taxes                                                             $ (5,359)            $ (7,650)
Provision for income taxes                                                                      7                    0
                                                                              -------------------- --------------------
Net loss                                                                                 $ (5,366)            $ (7,650)
                                                                              ==================== ====================

Net loss per share - basic and diluted:                                                   $ (0.17)             $ (0.25)
                                                                              ==================== ====================

Shares used in per share calculations - basic and dilute                                   30,810               30,410
                                                                              ==================== ====================
___________

(1)  Excludes the following stock-based compensation charges:

Cost of revenues                                                                              $ 0                 $ 12
Research and development                                                                       46                  142
Sales, general and administrative                                                              60                  552
                                                                              -------------------- --------------------
                                                                                            $ 106                $ 706
                                                                              ==================== ====================

     The accompanying notes are an integral part of these consolidated financial statements.

                             HPL Technologies, Inc.
                           Consolidated Balance Sheets
                      (In thousands, except per share data)
                                   (Unaudited)
                                                                                          June 30,               March 31,
                                                                                            2003                   2003
                                                                                    ----------------------  --------------------
ASSETS
Current assets:
Cash and cash equivalents                                                                         $ 4,991              $ 17,350
Short-term investments                                                                             11,513                 4,391
Accounts receivable, net of allowances of $100 and $100, respectively                               1,511                 1,560
Unbilled accounts receivable                                                                          473                   619
Prepaid expenses and other current assets                                                           2,865                 3,206
                                                                                    ----------------------  --------------------
Total current assets                                                                               21,353                27,126
Property and equipment, net                                                                         2,150                 2,316
Goodwill                                                                                           27,754                27,704
Other intangible assets, net                                                                        2,176                 2,508
Other assets                                                                                          689                   731
                                                                                    ----------------------  --------------------
Total assets                                                                                     $ 54,122              $ 60,385
                                                                                    ======================  ====================


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable                                                                                  $ 1,346               $ 1,342
Accrued liabilities                                                                                 7,323                 6,754
Deferred revenue                                                                                    3,800                 3,667
Capital lease obligations - current portion                                                           269                   338
Convertible debenture                                                                                   -                 1,500
                                                                                    ----------------------  --------------------
Total current liabilities                                                                          12,738                13,601
Capital lease obligations - net of current portion                                                     78                   130
Deferred revenue                                                                                       72                   108
Other liabilities                                                                                     435                   514
                                                                                    ----------------------  --------------------
Total liabilities                                                                                  13,323                14,353
                                                                                    ----------------------  --------------------

Contingencies and Commitments
Stockholders' equity :
Preferred stock, $0.001 par value, 10,000 shares authorized, no shares issued
and outstanding at June 30 2003 and 2002                                                                0                     0

Common stock, $0.001 par value; 75,000 shares authorized; 31,207 shares issued                         32                    31
and outstanding at June 30, 2003 and March 31,2003
Additional paid-in capital                                                                        124,484               124,590
Deferred stock-based compensation                                                                    (626)                 (887)
Accumulated deficit                                                                               (83,070)              (77,704)
Accumulated other comprehensive (loss)gain                                                            (21)                    2
                                                                                    ----------------------  --------------------
Total stockholders' equity                                                                         40,799                46,032
                                                                                    ----------------------  --------------------
Total liabilities and stockholders' equity                                                       $ 54,122              $ 60,385
                                                                                    ======================  ====================


         The accompanying notes are an integral part of these consolidated financial statements.


                             HPL Technologies, Inc.
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)
                                                                                          Three months ended June 30,
                                                                                      -------------------------------------
                                                                                             2003               2002
                                                                                      ------------------- -----------------

Cash flows from operation activities:
  Net loss                                                                                      $ (5,366)         $ (7,650)
      Adjustments to reconcile net loss to net cash used in
      operating activities:
         Depreciation and amortization                                                               661               988
         Stock-based compensation                                                                    106               706
     Changes in assets and liabilities, net of effects from acquisitions:
         Accounts receivable                                                                          49               692
         Unbilled accounts receivable                                                                146              (341)
         Prepaid expenses and other current assets                                                   341            (1,512)
         Other assets                                                                                 42                45
         Accounts payable                                                                              4            (1,156)
         Accrued liabilities                                                                         569              (399)
         Other liabilities                                                                           (79)                0
         Deferred revenue                                                                             97                11
                                                                                      ------------------- -----------------
             Net cash used in operating activities                                                (3,430)           (8,616)
                                                                                      ------------------- -----------------

Cash flows from investing activities:
   Acquisition of property and equipment                                                            (163)             (228)
   Issuance of note receivable                                                                         0              (450)
   Acquisitions, net of cash acquired                                                                  0            (2,012)
   Purchase of short-term investments, net                                                        (7,137)           (5,279)
                                                                                      -------------------------------------
             Net cash used in investing activities                                                (7,300)           (7,969)
                                                                                      -------------------------------------

Cash flows from financing activities:
   Repayment of Convetible Debenture                                                              (1,500)                0
   Issuance of common stock                                                                            0               141
   Principal payments on capital lease obligations                                                  (121)              (47)
   Amounts received from HPL's former Chief Executive Officer                                          0             1,300
                                                                                      ------------------- -----------------
              Net cash provided by (used in) financing activities                                 (1,621)            1,394
                                                                                      ------------------- -----------------
   Effect of exchange rate changes on cash and cash equivalents                                       (8)              160

   Net decrease in cash and cash equivalents                                                     (12,359)          (15,031)
   Cash and cash equivalents at beginning of period                                               17,350            32,798
                                                                                      ------------------- -----------------
   Cash and cash equivalents at end of period                                                    $ 4,991          $ 17,767
                                                                                      =================== =================

Supplemental disclosures of cash flow information:
   Interest paid                                                                                   $ 173              $ 14
   Income taxes paid                                                                                 $ 0             $ 723
   Acquisition of property and equipment under capital lease obligations                             $ 0              $ 94
   Issuance of common stock and options assumed in connection with acquisition                       $ 0          $ 14,178


     The accompany notes are an integral part of these condensed consolidated financial statements.

                             HPL Technologies, Inc.
         Notes to unaudited Condensed Consolidated Financial Statements
NOTE 1.  GENERAL

         The unaudited condensed consolidated financial statements have been prepared by HPL Technologies, Inc., a Delaware corporation (the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended March 31, 2003 included in the Company's Annual Report on Form 10-K filed with the SEC. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present a fair statement of financial position as of June 30, 2003 and 2002, and results of operations and cash flows for the three months ended June 30, 2003 and 2002, have been made. The results of operations for the three months ended June 30, 2003 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

         The Company has funded its losses from operations principally through its July 2001 initial public offering and debt financing. Management believes the Company has sufficient cash, cash equivalents and short-term investments to fund its operations through at least March 31, 2004. Future cash requirements will be affected by slow or diminished revenue growth, additional research and development and sales and marketing costs, and higher general and administrative costs, including costs related to the litigation matters described in Note 2. In the event the Company needs to raise capital, there is no assurance that funds would be available to the Company or, if available, under terms that would be acceptable to the Company. The Company does not believe it will be able to raise additional capital until the litigation and other uncertainties described in
Note 2 are resolved.

NOTE 2.  LEGAL PROCEEDINGS

         Between July 31, 2002 and November 15, 2002, fourteen class-action lawsuits were filed and are pending against the Company, certain current and former officers and/or directors of the Company, and the Company's independent auditors (collectively, the "Defendants") in the United States District Court for the Northern District of California. The lawsuits allege that the Defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder by the SEC, by making a series of material misrepresentations as to the financial condition of the Company during the class period of July 31, 2001 to July 19, 2002. Several of the lawsuits further allege violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933. The plaintiffs are generally seeking to recover compensatory damages, costs and expenses incurred, interest and such other relief as the court may deem appropriate. The Company expects that these lawsuits will be consolidated into a single action in the United States District Court for the Northern District of California. Motions for appointment of a lead plaintiff are pending before the Court.

         The Company is also a nominal defendant in five stockholder derivative lawsuits pending in Superior Court in the County of Santa Clara, California. These lawsuits, which were filed between July 31, 2002 and September 30, 2002, assert derivative claims on behalf of the Company against current and/or former officers and directors of the Company and the Company's independent auditors. The claims asserted in these lawsuits include insider trading, breach of fiduciary duties, aiding and abetting breaches of fiduciary duties, negligence and professional malpractice, negligent misrepresentation and omission, contribution and indemnification, abuse of control, gross mismanagement, unjust enrichment and breach of contract. These lawsuits seek damages suffered by the Company, treble damages for the sale of shares, costs and expenses of these actions and such other relief as the court may deem appropriate. In an order dated December 3, 2002, the Court consolidated these actions and appointed lead plaintiff's counsel. The date for filing a consolidated complaint has been continued to August 29, 2003.

         Five shareholders of the Company have sued in state court of the District Court of Dallas County, Texas, the Company's independent auditors and the managing underwriter in the Company's initial public offering, in connection with claims relating to the Company's acquisition of Covalar Technologies Group, Inc. in February 2002. The Company has been named as a responsible third party in this action for purposes of apportioning fault in jury findings; to date, no claims have been brought against the Company. Subject to a reservation of rights, the Company has accepted the underwriter's request to indemnify the underwriter in connection with the Company's initial public offering and to advance expenses in this matter. While the Company had obtained insurance to cover its obligation to indemnify and advance expenses to the underwriter, the insurer has stated that it intends to rescind coverage to HPL for this claim, but also stated that it might revisit this issue after reviewing certain requested information. That information has been provided, but the insurer has not yet informed the Company as to whether it will modify its position. If it does not contest coverage, however, coverage for these indemnification obligations is subject to a sub-limit of $1,000,000. Discovery is ongoing in the lawsuit, and the Company's potential liability cannot be determined at this time.

         Five former shareholders of FabCentric, Inc., which was acquired by the Company in December 2001, have sued the Company, the Company's former President and CEO and former CFO, and the Company's independent auditors in a lawsuit pending in Superior Court in the County of Santa Clara, California. This lawsuit was filed on or about May 22, 2003. This lawsuit alleges claims for fraud, negligent misrepresentation, breach of warranties and covenants, breach of contract and negligence, and seeks rescission or, alternatively, damages, costs and expenses. No defendants have responded to the complaint yet. Because this lawsuit was only recently filed, the Company has not evaluated the merits of these allegations.

         Additionally, in April 2003, UBS PaineWebber, Inc. filed suit against the Company in the Supreme Court of the State of New York, County of New York (the "New York Action") alleging tortius interference of contract and a violation of the Uniform Commercial Code. This action relates to the transfer of shares of HPL common stock putatively pledged to UBS PaineWebber, Inc. by Y. David Lepejian, our former President and CEO, and his spouse and seeks, among other things, mandatory injunctive relief requiring HPL to effect the transfer of the subject stock. In May 2003, the Company filed an interpleader action in United States District Court for the Northern District of California relating to the New York Action. Mr. Lepejian and UBS PaineWebber are currently engaged in an NASD arbitration proceeding regarding the pledge of the shares.

         All of the aforementioned litigation matters are in the early stages. As a result, the Company believes that no amount should be accrued for these matters under SFAS No. 5, "Accounting for Contingencies," because we are currently unable to evaluate the likelihood of an unfavorable outcome or an estimate of the amount or range of potential loss, if any.

         Any adverse resolution of the aforementioned litigation could have a material effect on the Company's financial position, results of operations or cash flows. The Company is investigating a number of alternatives, including informal and formal restructuring, which potentially may dilute shareholder equity but could mitigate any material adverse affect on our financial position or results of operations which might otherwise result from an unfavorable resolution of these lawsuits.

NOTE 3.  LOSS PER SHARE

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

The total number of shares excluded from the calculation of diluted net loss per share are detailed in the table below (in thousands):

                                                                                       Three months ended June 30,
                                                                                           2003             2002
                                                                                        -------          --------
Outstanding stock options                                                                 1,402            8,499
Convertible debenture                                                                        --            1,032
Shares issuable under warrants                                                              138              138
Contingent shares issuable to former Covalar shareholders                                    --              600
                                                                                        --------         --------
Total                                                                                     1,540           10,269
                                                                                        --------         --------

NOTE 4.  CONCENTRATION OF CREDIT RISK

         Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents, short-term investments, unbilled receivables, accounts receivable and a note receivable. Cash and cash equivalents are deposited with financial institutions that management believes are credit worthy. The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral from its customers. At June 30, 2003, three customers accounted for 31%, 19% and 14% of the Company's accounts receivable and unbilled receivables combined. At June 30, 2002, three customers accounted for 38%, 17% and 11% of the Company's accounts receivable and unbilled receivables combined.

         For the three months ended June 30, 2003, the Company derived 52% of its revenue from two end-user customers that individually represented 34% and 18% of the company's total.

         For the three months ended June 30, 2002, the Company derived 55% of its revenues from one end-user.

NOTE 5.  COMPREHENSIVE LOSS

         Comprehensive loss consists of gains and losses that are not recorded in the statements of operations but instead are recorded directly to stockholders' equity. For the three months ended June 30, 2003 and 2002, comprehensive loss was $5.3 million and $7.5 million, respectively. The difference between net loss and comprehensive loss for the three months ended June 30, 2003, is the result of foreign currency transaction gains and losses and the net unrealized gains and losses on available for sale securities in the aggregate amount of loss of $8,000 and loss of $15,000, respectively. The difference between net gain and comprehensive gain for the three months ended June 30, 2002, is the result of foreign currency transaction gains and the net unrealized gains on available for sale securities in the aggregate amount of $112,000 and $83,000, respectively.

NOTE 6.  ACCRUED LIABILITIES

         Accrued liabilities consist of the following (in thousands):

                                                                                     June 30, 2003          March 31, 2003
                                                                                     -------------          --------------

Payroll and related expenses................................................         $         847             $      819
Professional fees...........................................................                 1,043                    563
Other accrued expenses......................................................                 1,098                  1,037
Amounts received from HPL's former Chief Executive Officer (see Note 10)....                 4,335                  4,335
                                                                                     --------------         --------------
                                                                                     $        7,323            $     6,754
                                                                                     --------------         ---------------

NOTE 7.  CONVERTIBLE DEBENTURE

         In February 2000, the Company issued a $1.5 million convertible debenture against which all of our principal operating subsidiary's assets were pledged as security. The debenture bore interest at the rate of 8% per annum. This debenture was convertible at any time at the option of the holder to common stock of the Company, at a conversion price of $1.45 per share. The debenture, if not converted, was due on February 15, 2005.

         The debenture was repaid in full on May 13, 2003, along with accrued interest of $164,000.

NOTE 8.  INTANGIBLE ASSETS

         Intangible assets consist of the following (in thousands):

                                                                                            June 30, 2003
                                                                       -----------------------------------------------------
                                                      Amortization            Gross         Accumulated        Net Carrying
                                                        Period                Amount        Amortization          Amount
                                                     -------------     --------------      --------------      -------------
Existing technology................................   3 years           $       2,760      $     (1,245)       $      1,515
Modular library....................................   3 years                   1,220              (559)                661
                                                     -------------     --------------      --------------      -------------
                                                                        $       3,980      $     (1,804)       $      2,176
                                                                       --------------      --------------      -------------



                                                                                              March 31, 2003
                                                                       -----------------------------------------------------
                                                       Amortization           Gross           Accumulated       Net Carrying
                                                         Period               Amount          Amortization          Amount
                                                     --------------    --------------       --------------     -------------
Existing technology................................   3 years            $      2,760       $    (1,015)        $     1,745
Modular library....................................   3 years                   1,220              (458)                762
                                                     --------------    --------------       --------------     -------------
                                                                         $      3,980       $    (1,473)        $     2,507
                                                                       --------------       --------------     -------------

         The amortization of intangible assets for the three months ended June 30, 2003 and 2002 was $332,000 and $463,000 respectively.

         The estimated future amortization of intangible assets for the fiscal years ending March 31 are as follows (in thousands):


2004 (second, third and fourth quarters)..........................       $  995
2005..............................................................        1,181
                                                                       ---------
                                                                        $ 2,176
                                                                       ---------

NOTE 9.  STOCK-BASED COMPENSATION

         The Company accounts for stock-based compensation in accordance with the provisions of Accounting Principles Board Opinion No. 25 ("APB No. 25"), Accounting for Stock Issued to Employees, and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123
("SFAS No. 123") as amended by SFAS 148, Accounting for Stock-Based Compensation
 -- Transition and Disclosures. Deferred compensation recognized under APB
No. 25 is amortized to expense using the graded vesting method. The Company accounts for stock options and warrants issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force No. 96-18 under the fair value based method.

         The Company adopted the disclosure-only provisions of SFAS 123, and accordingly, no expense has been recognized for options granted to employees under the various stock plans. The Company amortizes deferred stock-based compensation on the graded vesting method over the vesting periods of the applicable stock purchase rights and stock options, generally four years. The graded vesting method provides for vesting of portions of the overall awards at interim dates and results in greater vesting in earlier years than the straight-line method. Had compensation expense been determined based on the fair value at the grant date for award, consistent with the provisions of SFAS 123, the Company's pro forma net loss and net loss per share would be as follows (in thousands, except per share data):

                                                                                    Three months ended June 30,
                                                                            --------------------------------------------
                                                                                    2003                   2002
                                                                            ----------------------  --------------------
Net loss as reported:                                                                    $ (5,366)             $ (7,650)
Add: stock-based employee compensation expense included in reported net
loss under APB 25                                                                             106                   706
Deduct:  total employee stock-based compensation determined under fair                       (121)               (1,952)
value based method for all awards, net of tax effects                       ----------------------  --------------------
Pro forma net loss                                                                       $ (5,381)             $ (8,896)
Basic and diluted net loss per share:
  As reported                                                                             $ (0.17)              $ (0.25)
  Pro forma                                                                               $ (0.17)              $ (0.29)


NOTE 10.  SEGMENT AND GEOGRAPHIC INFORMATION

         The Company has determined that it has one reportable business segment: the sale of yield optimization software and services used in the design, fabrication and testing of semiconductors and flat panel displays.

         The following is a geographic breakdown of the Company's revenues by destination for three-month periods ended (in thousands):

                                                                             June 30, 2003            June 30, 2002
                                                                            --------------          ---------------

United States.........................................................      $        1,155          $        1,718
Japan.................................................................                 284                     355
Rest of  Asia.........................................................                 593                     140
Rest of the world.....................................................                  40                      66
                                                                            --------------          ---------------
                                                                            $        2,072          $        2,279
                                                                            --------------          ---------------

===============================================================================
         For the three months ended June 30, 2003, the Company derived revenue from two customers which comprised 34% and 18% of the Company's total revenues, respectively.

         For the three months ended June 30, 2002, the Company derived revenue from one customer which comprised 55% of the Company's total revenues.


NOTE 11.  RELATED PARTY TRANSACTIONS

         During the year ended March 31, 2002, the former Chief Executive Officer of the Company had deposited approximately $3,035,000 into the Company's bank accounts which were purported to have represented proceeds from the payment of accounts receivable related to fictitious sales transactions. An additional $1,300,000 was deposited by this individual for this purpose in the three months ended June 30, 2002. Although these amounts are included in accrued liabilities, the Company does not expect it will be required to repay this sum because the Company believes it has offsetting claims against its former Chief Executive Officer.

NOTE 12.  RECENT ACCOUNTING PRONOUNCEMENTS

         In November 2002, the Financial Accounting Standards Board ("FASB") issued FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires a guarantor to recognize a liability for obligations it has undertaken in relation to the issuance of a guarantee. It requires that the liability be recorded at fair value on the date that the guarantee is issued. It also requires a guarantor to provide additional disclosures regarding guarantees, including the nature of the guarantee, the maximum potential amount of future payments under the guarantee, the carrying amount of the liability, if any, for the guarantor's obligations under the guarantee, and the nature and extent of any recourse provisions or available collateral that would enable the guarantor to recover the amounts paid under the guarantee. The disclosure requirements under FIN 45 are effective for the interim and annual periods ending after December 15, 2002. The recognition and measurement provisions under FIN 45 are effective for guarantees issued or modified after December 31, 2002. In June 2003, the FASB issued a FASB Staff Position which indicated that indemnification clauses in software agreements related to intellectual property infringement are subject to the disclosure requirements of FIN 45, but not the initial recognition or measurement provisions. The adoption of FIN 45 did not have a material impact upon the Company's financial position, cash flows or results of operations.

         In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51"("FIN 46"). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company does not believe that the adoption of this standard will have a material effect on its financial position or results of operations.

         In April 2003, the FASB issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends SFAS 133 for certain decisions made by the FASB Derivatives Implementation Group. In particular, SFAS 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FIN 45, and (4) amends certain other existing pronouncements. This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. In addition, most provisions of SFAS 149 are to be applied prospectively. The Company does not expect the adoption of SFAS 149 to have a material impact upon its financial position, cash flows or results of operations.

         In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The Company does not expect the adoption of SFAS 150 to have a material impact upon its financial position, cash flows or results of operations.

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

OVERVIEW

         We provide comprehensive yield-optimization solutions to the semiconductor industry and flat-panel display manufacturers. We license our software products and sell related services through our direct sales force, distributors, sales agents and semiconductor equipment manufacturers ("OEMs") that bundle our software with their hardware.

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

         In the three months ended June 30, 2003 and 2002, a relatively small number of customers have accounted for a large portion of our revenues, and the composition of our major customers has changed from period to period. This is because we currently have a limited sales force and our products have a lengthy sales cycle. We had two and one end customers that individually accounted for at least 10% of our revenues in the three months ended June 30, 2003 and 2002, respectively. In the aggregate, these end customers accounted for 52% and 55% of our revenues in the three months ended June 30, 2003 and 2002, respectively.

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

         Revenues from software licenses are generally recognized upon the execution of a binding agreement and delivery of the software, provided that: the fee is fixed or determinable; vendor-specific objective evidence exists to allocate a portion of the total license fee to any undelivered elements of the arrangement; collection is reasonably assured; and the agreement does not contain customer acceptance clauses. If customer acceptance clauses exist, revenues are recognized upon customer acceptance provided that all other revenue recognition criteria are met.

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

         We assess the impairment of identifiable intangibles and long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Furthermore, we assess the impairment of goodwill at least annually. Factors we consider important which could trigger an impairment review include the following:

   o significant underperformance relative to expected historical or projected future operating results;
   o significant changes in the manner of our use of the acquired assets or the strategy for our overall business;
   o   significant negative industry or economic trends;
   o   significant decline in our stock price for a sustained period;
   o   market capitalization relative to net book value; and
   o a current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life.

     When one or more of the above indicators of impairment occurs we estimate the value of long-lived assets and intangible assets to determine whether there is an impairment. We measure any impairment based on the projected discounted cash flow method, which requires us to make several estimates including the estimated cash flows associated with the asset, the period over which these cash flows will be generated and a discount rate commensurate with the risk inherent in our current business model. These estimates are subjective and if we made different estimates, it could materially impact the estimated fair value of these assets and the conclusions we reached regarding an impairment.

     The first and second steps of the two-step process are as follows:

Step 1 - We compare the fair value of our reporting units to the carrying value, including goodwill. For each reporting unit where the carrying value, including goodwill, exceeds the unit's fair value, we proceed on to Step 2. If a unit's fair value exceeds the carrying value, no further analysis is performed and no impairment charge is necessary.

Step 2 - We perform an allocation of the fair value of the reporting unit to our identifiable tangible and non-goodwill intangible assets and liabilities. This derives an implied fair value for the reporting unit's goodwill. We then compare the implied fair value of the reporting unit's goodwill with the carrying amount of the reporting unit's goodwill. If the carrying amount of the reporting unit's goodwill is greater than the implied fair value of its goodwill, an impairment charge would be recognized for the excess.

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

Stock-based compensation

         We account for our employee stock option plans using the intrinsic value method described in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Under APB Opinion No. 25, deferred stock compensation is recorded for the difference, if any, between an option's exercise price and the fair value of the underlying common stock on the grant date of the option. As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation," we adopted the "disclosure only" alternative described in SFAS No. 123 for its employee stock plans.

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

RECENT ACCOUNTING PRONOUNCEMENTS

         In November 2002, the Financial Accounting Standards Board ("FASB") issued FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires a guarantor to recognize a liability for obligations it has undertaken in relation to the issuance of a guarantee. It requires that the liability be recorded at fair value on the date that the guarantee is issued. It also requires a guarantor to provide additional disclosures regarding guarantees, including the nature of the guarantee, the maximum potential amount of future payments under the guarantee, the carrying amount of the liability, if any, for the guarantor's obligations under the guarantee, and the nature and extent of any recourse provisions or available collateral that would enable the guarantor to recover the amounts paid under the guarantee. The disclosure requirements under FIN 45 are effective for the interim and annual periods ending after December 15, 2002. In June 2003, the FASB issued a FASB Staff Position which indicated that indemnification clauses in software agreements related to intellectual property infringement are subject to the disclosure requirements of FIN 45, but not the initial recognition or measurement provisions. The recognition and measurement provisions under FIN 45 are effective for guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have a material impact upon our financial position, cash flows or results of operations.

         In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51"("FIN 46"). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. We do not believe that the adoption of this standard will have a material effect on our financial position or results of operations.

         In April 2003, the FASB issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends SFAS 133 for certain decisions made by the FASB Derivatives Implementation Group. In particular, SFAS 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FIN 45, and (4) amends certain other existing pronouncements. This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. In addition, most provisions of SFAS 149 are to be applied prospectively. We do not expect the adoption of SFAS 149 to have a material impact upon our financial position, cash flows or results of operations.

         In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. We do not expect the adoption of SFAS 150 to have a material impact upon our financial position, cash flows or results of operations.


RESULTS OF OPERATIONS

Comparison of the three months ended June 30, 2003 and 2002

         Revenues. Total revenues decreased to $2.1 million in the three months ended June 30, 2003 from $2.3 million in the three months ended June 30, 2002, or a decrease of 9%. Our sales cycle for the license of our software products has historically been very long as our customers spend a significant amount of time evaluating our products. Customer purchase orders typically include integration and installation services, rights of return and acceptance criteria. As such, we defer a significant amount of our license revenue until integration and installation services are complete, rights of return lapse and final acceptance occurs. The amount of our license revenue is currently at levels that have resulted in no meaningful trend from period to period. Our ability to sell our products in the future may also be affected by the current decline in capital spending by potential customers in the semiconductor industry and our pending lawsuits.

         Revenues were highly concentrated, with 52% of total revenues in the three months ended June 30, 2003 coming from two customers and 55% of total revenues in the three months ended June 30, 2002 coming from one customer.

         Software license revenue increased to $141,000 in the three months ended June 30, 2003, from $57,000 in the three months ended June 30, 2002, or an increase of 147%.

         Consulting services, maintenance and other revenues decreased to $1.9 million in the three months ended June 30, 2003, down from $2.2 million in the three months ended June 30, 2002, or a decrease of 13%. The decrease was due to customer delays in providing layout design specifications for custom services work.

         Gross profit. As a percentage of revenues, gross profit decreased from 73% for the three months ended June 30, 2002 to 60% for the three months ended June 30, 2003. The decrease in gross profit percentage is a result of providing lower margin services work in the three months ended June 30, 2003 versus the three months ended June 30, 2002. Gross profit has been and will continue to be affected by a variety of factors, the most important of which is the relative mix of revenues among software licenses, maintenance fees and consulting services.

         Research and development. Research and development expenses represented 89% of revenues in the three months ended June 30, 2003 compared to 159% of revenues in the three months ended June 30, 2002. Actual costs decreased to $1.8 million for the three months ended June 30, 2003, down from $3.6 million for the three months ended June 30, 2002. This decrease is primarily attributable to the cost cutting measures we put in place in September 2002. Salaries and related benefits of research and development engineers represent the single largest component of our research and development expenses.

         Sales, general and administrative. Sales, general and administrative expenses for the three months ended June 30, 2003 were $4.4 million, or 212% of revenues, compared to $4.7 million, or 207% of revenues in the three months ended June 30, 2002. The decrease in costs was primarily due to decreases in staff as a result of our cost cutting measures in September 2002, offset by legal fees associated with litigation.

         Stock-based compensation. Stock-based compensation expense for the three months ended June 30, 2003 decreased to $106,000, compared with $706,000 for the three months ended June 30, 2002. Stock-based compensation expense in the three months ended June 30, 2003 decreased from the previous three months primarily as a result of our reduction in workforce on September 30, 2002 and due to stock-based compensation being amortized on an accelerated basis.

         Amortization of intangible assets. Amortization of intangible assets was $332,000 in the three months ended June 30, 2003, compared to $463,000 in the three months ended June 30, 2002. This decrease in amortization is due to certain intangible assets being fully amortized prior to the three months ended June 30, 2003.

         Interest income (expense) and other, net. Interest income, net of interest and other expenses for the three months ended June 30, 2003, was $49,000, compared to $195,000, for the three months ended June 30, 2002. This decrease was due to less interest income from lower average balances of cash, cash equivalents and short-term investments and low interest rates on cash balances during the three months ended June 30, 2003.

         Provision for income taxes. In the three months ended June 30, 2003 and 2002, we incurred operating losses for which we have recorded valuation allowances for the full amount of our net deferred tax assets, because the future realization of the deferred tax assets was not likely as of June 30, 2003 and 2002. Our tax provision of $7,000 in the three months ended June 30, 2003 relates to international withholding taxes.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2003, we had approximately $16.5 million in cash and cash equivalents and short-term investments.

         Net cash used in operating activities for the three months ended June 30, 2003 was approximately $3.4 million, compared to $8.6 million used in operating activities for the three months ended June 30, 2002. Our cash used in operations for the three months ended June 30, 2003 and 2002 was primarily due to our net loss, adjusted for certain non-cash items including depreciation and amortization, goodwill impairment, stock-based compensation and deferred revenue and the timing of the payment of accounts payable and accrued liabilities.

         Net cash used in investing activities was $7.3 million for the three months ended June 30, 2003 compared to $8.0 million used in investing activities for the three months ended June 30, 2002. The cash used in investing activities for the three months ended June 30, 2003 consisted primarily of the purchase of marketable securities. Our investing activities for the three months ended June 30, 2002 consisted primarily of the acquisition of DYM, purchases of marketable securities, issuance of a note receivable and equipment purchases.

         Net cash used in financing activities was $1.6 million for the three months ended June 30, 2003, mainly due to the repayment of our $1.5 million convertible debenture and $121,000 in payments of capital lease obligations. Net cash provided by financing activities was $1.4 million for the three months ended June 30, 2002, primarily from amounts received from our former Chief Executive Officer and proceeds from exercise of stock options, partially offset by the repayment of capital lease obligations.

         We believe our current cash and cash equivalents, our short-term investments, and our cash flows from operations will be sufficient to meet our cash requirements through at least March 31, 2004. Our future cash position will be adversely affected by slow or diminished revenue growth, research and development expenses, additional sales and marketing costs and higher general and administrative expenses, such as professional fees associated with the litigation. The Company does not believe that it will be able to raise additional capital until the litigation described below is resolved.

         See Note 8 to our March 31, 2003 Consolidated Financial Statements filed on Form 10-K for information regarding our operating leases. As of March 31, 2003, our aggregate future minimum lease commitments through the year ending 2007 totaled $3.6 million.

         Between July 31, 2002 and November 15, 2002, fourteen class-action lawsuits were filed and are pending against the Company, certain current and former officers and/or directors of the Company, and the Company's independent auditors (collectively, the "Defendants") in the United States District Court for the Northern District of California. The lawsuits allege that the Defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder by the SEC, by making a series of material misrepresentations as to the financial condition of the Company during the class period of July 31, 2001 to July 19, 2002. Several of the lawsuits further allege violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933. The plaintiffs are generally seeking to recover compensatory damages, costs and expenses incurred, interest and such other relief as the court may deem appropriate. We expect that these lawsuits will be consolidated into a single action in the United States District Court for the Northern District of California. Motions for appointment of a lead plaintiff are pending before the Court.

         We are also a nominal defendant in five stockholder derivative lawsuits pending in Superior Court in the County of Santa Clara, California. These lawsuits, which were filed between July 31, 2002 and September 30, 2002, assert derivative claims on behalf of the Company against current and/or former officers and directors of the Company and the Company's independent auditors. The claims asserted in these lawsuits include insider trading, breach of fiduciary duties, aiding and abetting breaches of fiduciary duties, negligence and professional malpractice, negligent misrepresentation and omission, contribution and indemnification, abuse of control, gross mismanagement, unjust enrichment and breach of contract. These lawsuits seek damages suffered by the Company, treble damages for the sale of shares, costs and expenses of these actions and such other relief, as the court may deem appropriate. In an order dated December 3, 2002, the Court consolidated these actions and appointed lead plaintiff's counsel. The date for filing a consolidated complaint has been continued to August 29, 2003.

         Five shareholders of the Company have sued in the state court of the District Court of Dallas County, Texas, the Company's independent auditors and the managing underwriter in the Company's initial public offering, in connection with claims relating to the Company's acquisition of Covalar Technologies Group, Inc. in February 2002. The Company has been named as a responsible third party in this action for purposes of apportioning fault in jury findings; to date, no claims have been brought against the Company. Subject to a reservation of rights, we have accepted the underwriter's request to indemnify the underwriter in connection with the initial public offering and to advance expenses in this matter. While we have obtained insurance to cover our obligation to indemnify and advance expenses to the underwriter, the carrier stated that it intends to rescind coverage to HPL for this claim, but also stated that it might revisit this issue after reviewing certain requested information. That information has been provided, but the insurer has not yet informed the Company as to whether it will modify its position. If it does not contest coverage, however, coverage for these indemnification obligations is subject to a sub-limit of $1,000,000. Discovery is ongoing in the lawsuit, and the Company's potential liability cannot be determined at this time.


         Five former shareholders of FabCentric, Inc., which was acquired by the Company in December 2001, have sued the Company, the Company's former President and CEO and former CFO, and the Company's independent auditors in a lawsuit pending in Superior Court in the County of Santa Clara, California. This lawsuit was filed on or about May 22, 2003. This lawsuit alleges claims for fraud, negligent misrepresentation, breach of warranties and covenants, breach of contract and negligence, and seeks rescission or, alternatively, damages, costs and expenses. No defendants have responded to the complaint yet. Because this lawsuit was only recently filed, we have not evaluated the merits of these allegations.

         Additionally, in April 2003, UBS PaineWebber, Inc. filed suit against the Company in the Supreme Court of the State of New York, County of New York (the "New York Action") alleging tortius interference of contract and a violation of the Uniform Commercial Code. The action relates to the transfer of shares of HPL common stock putatively pledged to UBS PaineWebber, Inc. by Y. David Lepejian, our former President and CEO, and his spouse and seeks, among other things, mandatory injunctive relief requiring HPL to effect the transfer of subject stock. In May 2003, we filed an interpleader action in United States District Court for the Northern District of California relating to the New York Action. Mr. Lepejian and UBS PaineWebber are currently engaged in an NASD arbitration proceeding regarding the pledge of the shares.

         All of the aforementioned litigation matters are in the early stages. As a result, we believe that no amount should be accrued for these matters under SFAS No. 5, "Accounting for Contingencies," because we are currently unable to evaluate the likelihood of an unfavorable outcome or an estimate of the amount or range of potential loss, if any.

         Any adverse resolution of the aforementioned litigation could have a material effect on our financial position, results of operations or cash flows. We are investigating informal or formal restructuring alternatives which potentially may dilute shareholder equity but could mitigate any material adverse affect on our financial position or results of operations which might otherwise result from an unfavorable resolution of these lawsuits. Any such dilution could be significant and could greatly affect the value of our common stock. See, Risk Factors

                                  RISK FACTORS

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

         In July 2002, we received a Staff Determination Notice from the Nasdaq National Market informing us that our stock may be delisted due to a failure to comply with Nasdaq's continued listing standards. We appealed the Nasdaq staff determination in August 2002 and were subsequently notified by Nasdaq that on September 30, 2002, our stock would no longer be listed on the Nasdaq National Market. Our stock is currently traded in the over the counter market or "pink sheets." Stocks trading in this market typically suffer significantly lower volume (liquidity) and lower share prices.

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

         In each of the three months ended June 30, 2003 and 2002, customers that individually accounted for at least 10% of our revenues together represented 52% and 55% of our revenues, respectively, and in each of these three months, there was substantial change among the companies that represented our largest customers. In the three months ended June 30, 2003, sales to two customers accounted for 34% and 18%, respectively, of our revenues. Because we derive most of our revenues from a few customers and because our existing customers' needs for additional products are based on intermittent events, such as the introduction of new technologies or processes, building of new facilities or the need to increase capacity of existing facilities, our largest customers change from period to period. Delays or failures in selling new licenses to existing or new customers would cause significant period-to-period changes in our operating results, which may result in our failure to meet market expectations. We may also incur significant expense and devote management attention to the pursuit of potentially significant license revenues, but ultimately fail to secure these revenues.

        We must continually replace the revenues generated from the sale of licenses and one-time orders to maintain and grow our business.

         Over the past three months, we have generated the bulk of our revenues from sales of one-time customer orders. These licenses and orders produce large amounts of revenues in the periods in which the license fees are recognized and are not necessarily indicative of a commensurate level of revenues from the same customers in future periods. Achieving period-to-period growth will depend significantly on our ability to expand the number of users of our products within our customers' organizations, license additional software to our customers and attract new customers. We may not be successful in these sales efforts and, consequently, revenues in any future period may not match that of prior periods.

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

         Historically, our quarterly operating results have fluctuated and we expect them to continue to fluctuate in the future due to a variety of factors, many of which are outside of our control. Because of our current limited sales force, the lengthy sales cycle of our products and the intermittent needs of customers, we derive our revenues primarily from a relatively small number of large transactions in any given operating period. Accordingly, the timing of large orders has significantly affected, and will continue to significantly affect, quarterly operating results. In addition to the previously discussed risk resulting from our restatement of previously issued financial statements, factors that could cause our revenues and operating results to vary from period to period include:

o    large sales unevenly spaced over time;
o    timing of new products and product enhancements by us and our competitors;
o    the cyclical nature of the semiconductor industry;
o changes in our customers' development schedules, expenditure levels and product support requirements; and
o incurrence of sales and marketing and research and development expenses that may not generate revenues until subsequent quarters.

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

         Our customers and competitors operate in rapidly evolving markets that are characterized by introduction of new technologies and more complex designs, shorter product life cycles and disaggregation of the industry into new subsectors. For example, ever smaller geometries are being used in semiconductors and new materials are being employed to enhance performance. We must continually create new software and add features and functionality to our existing software products to keep pace with these changes in the semiconductor industry. Specifically, we need to focus our research and development to:

o interface with new semiconductor producing hardware and systems that others develop;
o remain competitive with companies marketing third party yield management software and consulting services;
o continue developing new software modules that are attractive to existing customers, many of which have purchased perpetual licenses and are under no ongoing obligation to make future purchases from us; and
o   attract new customers to our software.

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

         Because our software products are complex, they could contain errors or "bugs" that can be detected at any point in a product's lifecycle. We have a team dedicated to detecting errors in our products prior to their release in order to enable our software developers to remedy any such errors. In the past we have discovered errors in some of our products and have experienced delays in the delivery of our products because of these errors. In addition, we have software engineers and developers who participate in the maintenance and support of our products and assist in detecting and remedying errors after our products are sold. On some occasions in the past, we have had to replace defective products that were already delivered. These delays and replacements have principally related to new product releases. Detection of any significant errors may result in:

o the loss of, or delay in, market acceptance and sales of our products;
o   the delay or loss of revenues;
o   diversion of development resources;
o   injury to our reputation; or
o   increased maintenance and warranty costs.

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

         We will need to continue to generate new sales while controlling our costs and we may not be able to successfully generate enough revenues to cover our expenses. We anticipate that our expenses may increase in the next twelve months as we:

o   increase our direct sales and marketing personnel and activities;
o develop our technology, expand our existing product lines and create additional software modules for our products;
o develop additional strategic alliances with third party providers of semiconductor design, fabrication and test solutions;
o implement additional internal systems, develop additional infrastructure and hire additional management; and
o   pay professional fees and other costs related to litigation matters.

         Any failure to increase our revenues and control costs as we implement our product and distribution strategies would harm our profitability and would likely negatively affect the market price of our common stock.

        We may incur non cash charges resulting from acquisitions and equity issuances, which could harm our operating results.

        We incurred a $30.6 million goodwill impairment charge in the fourth quarter of our year ended March 31, 2003. We will continue to incur charges to reflect amortization and any future impairment of identified intangible assets acquired in connection with our acquisitions of FabCentric, Covalar and DYM, and we may make other acquisitions or issue additional stock or other securities in the future that could result in further accounting charges. In the future, we may incur additional impairment charges related to the goodwill already recorded , as well as goodwill arising out of any future acquisitions. Current and future accounting charges like these could result in significant losses and delay our achievement of net income.

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

        Sales to customers located outside the United States accounted for approximately 44% and 25% of our revenues in the three months ended June 30, 2003 and 2002, respectively. We anticipate that sales to customers located outside the United States will represent a significant portion of our total revenues in future periods. In addition, many of our customers rely on third party foundries operating outside of the United States. Accordingly, our operations and revenues are subject to a number of risks associated with foreign commerce, including the following:

        o   managing foreign distributors;
        o   maintaining relationships with foreign distributors;
        o   staffing and managing foreign branch offices;
        o   political and economic instability abroad;
        o   foreign currency exchange fluctuations;
        o   changes in tax laws and tariffs;
        o   timing and availability of export licenses;
        o inadequate protection of intellectual property rights in some countries; and
        o   obtaining governmental approvals for certain technologies.

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

        Litigation regarding intellectual property rights frequently occurs in the software industry. We expect we will be subject to infringement claims as the number of competitors in our industry segment grows. While we are unaware of any claims that our products infringe on the intellectual property rights of others, such claims may arise in the future. Regardless whether these claims have merit, they could:

        o   be costly to defend;
        o   divert senior management's time, attention and resources;
        o   cause product shipment delays; and
        o   require us to enter into costly licensing or royalty arrangements.

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

Interest Rate Risk

         We invest excess cash in debt instruments of the U.S. Government and its agencies, and in high quality corporate issuers and, limit the amount of credit exposure to any one issuer. Our investments in fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates. We believe that a change in long-term interest rates would not have a material effect on our business, financial condition results of operations or cash flow. Our cash and cash equivalents consist of cash and highly liquid money market instruments with original or remaining maturities of 90 days or less. Because of the short maturities of these instruments, a sudden change in market interest rates would not have a material impact on the fair value of the portfolio, but it may cause the amount of income we derive to vary significantly from period to period. A hypothetical 10% increase in interest rates would result in an approximate $1,000 decrease in the fair value of our available-for-sale securities as of June 30, 2003.

Foreign Exchange Risk

         Our sales are primarily denominated in U.S. dollars and, as a result, we have relatively little exposure to foreign currency exchange risk with respect to revenues. Our sales through our Japanese subsidiary, which represented approximately 6.1% of total revenues for the three months ended June 30, 2003, are denominated in yen. A 10% adverse change in yen exchange rates would not have had a material impact on revenues for the three months ended June 30, 2003. Additionally, our exposure to foreign exchange rate fluctuations arises in part from inter-company accounts which can be denominated in the functional currency of the foreign subsidiary. As exchange rates vary when the accounts are translated, results may vary from expectations and adversely impact earnings. The effect of foreign exchange rate fluctuations for the three months ended June 30, 2003 was not material.

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

ITEM 4.  CONTROLS AND PROCEDURES

CEO and CFO Certifications

         Attached as Exhibits 31.1 and 31.2 to this Quarterly Report on Form 10-Q are certifications of the chief executive officer and the chief financial officer. The certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002. This section of the Quarterly Report on Form 10-Q contains the information concerning the disclosure controls and procedures evaluation referred to in the Section 302 certifications and this information should be read in conjunction with the Section 302 certifications for a more complete understanding of the topics presented.

Disclosure Controls and Internal Controls

         Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, or the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Internal controls are procedures which are designed with the objective of providing reasonable assurance that our transactions are properly authorized, our assets are safeguarded against unauthorized or improper use and our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

Limitations on the Effectiveness of Controls

         Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within HPL have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Scope of the Controls Evaluation

         Within 90 days prior to the date of this report (the "Evaluation Date"), the Company's Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures. The evaluation of our disclosure controls and our internal controls included a review of disclosure controls implemented by HPL and the effect of the controls on the information generated for use in this Quarterly Report on Form 10-Q. In the course of the controls evaluation, we sought to identify data errors, weaknesses in the control problem or acts of fraud and to confirm that appropriate corrective action, including process improvements, if any, were being undertaken. This type of evaluation will be done on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in our quarterly reports on Form 10-Q and our Annual Report on Form 10-K. Our internal controls are also evaluated on an ongoing basis by our finance department. The overall goals of these various evaluation activities are to monitor our disclosure controls and our internal controls and to make modifications as necessary; our intent in this regard is that the disclosure controls and the internal controls will be maintained as dynamic systems that change (with improvements and corrections) as conditions warrant.

         Among other matters, we sought in our evaluation to determine whether there were any significant deficiencies or material weaknesses in our internal controls, or whether we had identified any acts of fraud involving personnel who have a significant role in our internal controls. This information was important both for the controls evaluation generally and because Items 5 and 6 in the
Section 302 certifications of the chief executive officer and the chief financial officer require that the chief executive officer and the chief financial officer disclose that information to our board's audit committee and to our independent auditors and to report on related matters in this section of the Quarterly Report on Form 10-Q. In the professional auditing literature, significant deficiencies are referred to as reportable conditions. These are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. A material weakness is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. We also sought to deal with other controls matters in the controls evaluation and, in each case if a problem was identified, we considered what revision, improvement, and/or correction to make in accordance with our ongoing procedures. In accordance with SEC requirements, the chief executive officer and the chief financial officer note that, since the date of the controls evaluation to the date of this Quarterly Report on Form 10-Q, there have been no significant changes in internal controls or in other factors that could significantly affect our internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Conclusions

Based upon the disclosure controls evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, subject to the limitations noted above, our disclosure controls are effective to ensure that material information relating to HPL is made known to management, including our Chief Executive Officer and Chief Financial Officer, particularly during the period when our periodic reports are being prepared, and that our internal controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles. There were no significant changes in the Company's disclosure controls, or to the Company's knowledge, in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the Evaluation Date.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Between July 31, 2002 and November 15, 2002, fourteen class-action lawsuits were filed and are pending against the Company, certain current and former officers and/or directors of the Company, and the Company's independent auditors (collectively, the "Defendants") in the United States District Court for the Northern District of California. The lawsuits allege that the Defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder by the SEC, by making a series of material misrepresentations as to the financial condition of the Company during the class period of July 31, 2001 to July 19, 2002. Several of the lawsuits further allege violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 (the "Act"). The plaintiffs are generally seeking to recover compensatory damages, costs and expenses incurred, interest and such other relief as the court may deem appropriate. We expect that these lawsuits will be consolidated into a single action in the United States District Court for the Northern District of California. Motions for appointment of a lead plaintiff are pending before the Court.

         We are also a nominal defendant in five stockholder derivative lawsuits pending in Superior Court in the County of Santa Clara, California. These lawsuits, which were filed between July 31, 2002 and September 30, 2002, assert derivative claims on behalf of the Company against current and/or former officers and directors of the Company and the Company's independent auditors. The claims asserted in these lawsuits include insider trading, breach of fiduciary duties, aiding and abetting breaches of fiduciary duties, negligence and professional malpractice, negligent misrepresentation and omission, contribution and indemnification, abuse of control, gross mismanagement, unjust enrichment and breach of contract. These lawsuits seek damages suffered by the Company, treble damages for the sale of shares, costs and expenses of these actions and such other relief as the court may deem appropriate. In an order dated December 3, 2002, the Court consolidated these actions and appointed lead plaintiff's counsel. The date for filing a consolidated complaint has been continued to August 29, 2003.

         Five shareholders of the Company have sued in state court of the District Court of Dallas County, Texas, the Company's independent auditors and the managing underwriter in the Company's initial public offering, in connection with claims relating to the Company's acquisition of Covalar Technologies Group, Inc. in February 2002. The Company has been named as a responsible third party in this action for purposes of apportioning fault in jury findings; to date, no claims have been brought against the Company. Subject to a reservation of rights, we have accepted the underwriter's request to indemnify the underwriter in connection with the Company's initial public offering and to advance expenses in this matter. While the Company had obtained insurance to cover our obligation to indemnify and advance expenses to the underwriter, the carrier stated that it intends to rescind coverage to HPL for this claim, but also stated that it might revisit this issue after reviewing certain requested information. That information has been provided, but the insurer has not yet informed the Company as to whether it will modify its position. If it does not contest coverage, however, coverage for these indemnification obligations is subject to a sub-limit of $1,000,000. Discovery is ongoing in the lawsuit, and the Company's potential liability cannot be determined at this time.

          Five former shareholders of FabCentric, Inc., which was acquired by the Company in December 2001, have sued the Company, the Company's former President and CEO and former CFO, and the Company's independent auditors in a lawsuit pending in Superior Court in the County of Santa Clara, California. This lawsuit was filed on or about May 22, 2003. This lawsuit alleges claims for fraud, negligent misrepresentation, breach of warranties and covenants, breach of contract and negligence, and seeks rescission or, alternatively, damages, costs and expenses. No defendants have responded to the complaint yet. Because this lawsuit was only recently filed, we have not evaluated the merits of these allegations.

         Additionally, in April 2003, UBS PaineWebber, Inc. filed suit against the Company in the Supreme Court of the State of New York, County of New York (the "New York Action") alleging tortius interference of contract and a violation of the Uniform Commercial Code. This action relates to the transfer of shares of HPL common stock putatively pledged to UBS PaineWebber, Inc. by Y. David Lepejian, our former President and CEO, and his spouse and seeks, among other things, mandatory injunctive relief requiring HPL to effect the transfer of the subject stock. In May 2003, we filed an interpleader action in United States District Court for the Northern District of California relating to the New York action. Mr. Lepejian and UBS PaineWebber are currently engaged in an NASD arbitration proceeding regarding the pledge of the shares.

         All of the aforementioned litigation matters are in the early stages. As a result, we believe that no amount should be accrued for these matters under SFAS No. 5, "Accounting for Contingencies," because we are currently unable to evaluate the likelihood of an unfavorable outcome or an estimate of the amount or range of potential loss, if any.

         Any adverse resolution of the aforementioned litigation could have a material effect on our financial position, results of operations or cash flows. We are investigating informal or formal restructuring alternatives which potentially may dilute shareholder equity but could mitigate any material adverse affect on our financial position or results of operations which might otherwise result from an unfavorable resolution of these lawsuits. Any such dilution could be significant and could greatly affect the value of our common stock. See, Risk Factors.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a) Exhibits:

Exhibit
Number                                    Description
------------  -----------------------------------------------------------------
       10.1   2001 Amended and Restated Equity Incentive Plan
       10.2   Employment Offer Letter from HPL Technologies, Inc. to Cary D. Vandenberg, dated April 23, 2003

       31.1   Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
       31.2   Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
       32.1   Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
       32.2   Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

--------------------------------------------------------------------------------
(b) Reports on Form 8-K:

         The Registrant filed Current Reports on Form 8-K on May 12, 2003 and May 16, 2003.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                          HPL Technologies, Inc.


Date:  August 14, 2003                            By:     /s/ CARY D. VANDENBERG
                                                        ------------------------

                                                              Cary D. Vandenberg
                                           President and Chief Executive Officer

         EXHIBIT INDEX


Exhibit
Number                                Description
------------  ------------------------------------------------------------------

       10.1   2001 Amended and Restated Equity Incentive Plan
       10.2   Employment Offer Letter from HPL Technologies, Inc. to Cary D. Vandenberg, dated April 23, 2003

       31.1   Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
       31.2   Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
       32.1   Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
       32.2   Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002



                                                                    EXHIBIT 10.1

                             HPL TECHNOLOGIES, INC.

                              AMENDED AND RESTATED
                           2001 EQUITY INCENTIVE PLAN

                              Dated April 30, 2003

1.       PURPOSES OF THE PLAN

         The purpose of this HPL Technologies, Inc. Amended and Restated 2001 Equity Incentive Plan (the "Plan") is to enhance the long-term stockholder value of HPL Technologies, Inc. by offering opportunities to qualified individuals (as provided in the Plan) to participate in the growth in value of the common stock of HPL Technologies, Inc.

2.       DEFINITIONS AND RULES OF INTERPRETATION

2.1      Definitions. The following defined terms are used in the Plan:

(a) "Administrator" means the Board, the Committee, or, if authority to administer the Plan has been delegated pursuant to Section 4.1, the Chief Executive Officer or the President of the Company.

(b) "Affiliate" means a "parent" or "subsidiary" corporation (as defined in Section 424 of the Code).

(c) "Applicable Laws" means the requirements relating to the issuance of stock or the administration of stock option or stock award plans under U.S. federal and state laws, any stock exchange or quotation system on which the Shares are listed or quoted, and the applicable laws of any foreign jurisdiction where Awards are, or will be, granted under the Plan or to which an Awardee, the Company or an Affiliate is subject.

(d) "Approved Leave" means an approved personal or medical leave of absence with an employment guarantee (by statute or contract) upon return.

(e) "Award" means a Stock Award, SAR, or Option granted in accordance with the terms of the Plan.

(f) "Award Agreement" means the document evidencing the grant of an Award to a Participant.

(g) "Awardee" means the holder of an outstanding Award.

(h) "Board" means the board of directors of the Company.

(i) "Cashless Exercise" has the meaning given in Section 6.6.

(j) "Code" means the Internal Revenue Code of 1986, as amended, and the Treasury Regulations promulgated thereunder.

(k) "Committee" means the compensation committee of the Board, or, if so determined by the Board, some other committee of Directors appointed in accordance with Section 4.

(l) "Company" means HPL Technologies, Inc.

(m) "Consultant" means any person, entity, or employee of an entity, engaged to render services to the Company or an Affiliate.

(n) "Corporate Transaction" shall have the meaning set forth in Section 10.2.

(o) "Covered Executive Employees" means Participants who are "covered employees" under Section 162(m) of the Code.

(p) "Director" means a member of the Board of Directors of the Company or an Affiliate.

(q) "Disabled" means the inability of a person, in the opinion of a qualified physician acceptable to the Company, to perform major duties of that person's position with the Company or its Affiliates because of the sickness or injury of that person.

(r) "Employee" means a regular employee of the Company or any Affiliate, including an Officer or Director, who is treated as an employee in the personnel records of the Company or an Affiliate for the relevant period, but shall exclude individuals who are classified by the Company or an Affiliate as (i) leased from or otherwise employed by a third party, (ii) independent contractors, or (iii) intermittent or temporary, even if any such classification is changed retroactively as a result of an audit, litigation or otherwise. An Awardee shall not cease to be an Employee in the case of transfers between locations of the Company or between the Company and an Affiliate, or any successor to the Company that assumes the Awards granted hereunder pursuant to
Section 10.2. Neither service as a Director nor payment of a director's fee by the Company shall be sufficient to make the Director an Employee of the Company.

(s) "Exchange Act" means the Securities Exchange Act of 1934, as amended.

(t) "Expiration Date" means the latest date on which an Award may be exercised under the Award Agreement and the Plan.

(u) "Fair Market Value" means the value of Shares as determined under Section 16.2.

(v) "Grant Date" means the date the Administrator approves the grant of an Award under the Plan, except that, with respect to grants to become effective on a future date or the satisfaction of a condition, the Grant Date is the future date or the date the condition is satisfied.

(w) "Incentive Stock Option" or "ISO" means an Option intended to qualify as an incentive stock option under Section 422 of the Code and designated as an Incentive Stock Option. The designation of an Option as an ISO by the Administrator or in the Award Agreement is not a warranty or representation that it will be treated as an incentive stock option under Section 422 of the Code.

(x) "Listed Security" means any Share listed or approved for listing upon notice of issuance on a national securities exchange or other market system that meets the requirements of Section 25100(o) of the California Securities Law of 1968, as amended.

(y) "Non Employee Director" means Non -Employee Director as defined in Rule
16b-3.

(z) "Non-Qualified Stock Option" means an Option other than an Incentive Stock Option.

(aa) "Objectively Determinable Performance Condition" shall mean a performance condition (i) that is established at the time an Award is granted, (ii) that is established no later than the earlier of (x) 90 days after the beginning of the period of service to which it relates, or (y) before the elapse of 25% of the period of service to which it relates, (iii) that is uncertain of achievement at the time it is established, and (iv) the achievement of which is determinable by a third party with knowledge of the relevant facts. Examples of measures that may be used in Objectively Determinable Performance Conditions include net order dollars, net profit dollars, net profit growth, net revenue dollars, revenue growth, individual performance, earnings per share, return on assets, return on equity, and other financial objectives, objective customer satisfaction indicators and efficiency measures, each with respect to the Company and/or an individual business unit.

(bb) "Officer" means a person who is an officer of the Company within the meaning of Section 16 of the Exchange Act and the rules and regulations promulgated thereunder.

(cc) "Option" means a right to purchase Shares of the Company, as described in Sections 6 and 7.

(dd) "Option Price" means the price payable under an Option for Shares.

(ee) "Optionee" means a person to whom an Option has been granted.

(ff) "Participant" means an individual eligible to receive an Award under
Section 5.

(gg) "Plan" means this HPL Technologies, Inc. 2001 Equity Incentive Plan.

(hh) "Qualified Domestic Relations Order" means a judgment, order or decree meeting the requirements of Section 414(p) of the Code.

(ii) "Reverse Vesting" means the right of an Optionee to exercise an Option before it has vested, receiving in exchange Shares that are subject to a right of repurchase by the Company at the Option Price for the remainder of the vesting period.

(jj) "RULE 16b-3" means Rule 16b-3 under Section 16(b) of the Exchange Act, as amended from time to time.

(kk) "Shares" means shares of the common stock of the Company or other securities substituted for the common stock under Sections 3.3 or 10.2.

(ll) "Stock Appreciation Right" or "SAR" means a right to receive cash based on a change in the Fair Market Value of the common stock of the Company, as described in Section 8.1.

(mm) "Stock Award" means a right to receive Shares, as described in Section 8.2

(nn) "Ten Percent Stockholder" means any person who owns, directly or by attribution under Section 424(d) of the Code, an amount of stock greater than ten percent of the total combined voting power of all classes of stock of the Company or of any Affiliate.

(oo) "Termination" means, with respect to an Awardee, that the Awardee has ceased to be, for any reason, employed by, or consulting to, the Company, or an Affiliate; provided, that for purposes of this definition, if so determined by the Administrator, "Termination" shall not include a change in status from an Employee to a Consultant.

(pp) "Vest" means, with respect to an Option, that the Option has become exercisable by reason of an Awardee's continued employment or consultancy as provided in the Award Agreement (or, in the case of "qualified performance-based compensation" within the meaning of Section 162(m) of the Code, by reason of the Awardee meeting one or more of the Objectively Determinable Performance Conditions), or by reason of restrictions on exercise having been removed automatically or by action of the Administrator. With respect to a Stock Award or SAR, "vest" means such Award shall have become exercisable by or payable to the Awardee, as provided in the Award Agreement or by reason of restrictions on exercise having been removed automatically or by action of the Administrator.

2.2 Rules Of Interpretation. References to "Sections," without more, are to sections of this Plan. Captions and titles are for convenience only and shall not be determinative in the interpretation of the Plan. Except when otherwise indicated by the context the singular includes the plural and vice versa. "Or" is not intended to be exclusive unless the context clearly requires otherwise.

3.       STOCK SUBJECT TO THE PLAN

3.1 Number Of Shares. Subject to adjustment as provided in Section 3.3, the maximum aggregate number of Shares that may be issued under the Plan is 12,750,000.

3.2 Shares May Be Unissued Or Re-Acquired. The Shares may be authorized, but unissued, or reacquired securities of the Company. If an Option or Stock Award expires or becomes unexercisable without having been exercised in full, the unpurchased Shares which were subject to the Award shall become available for future Awards under the Plan. Shares actually issued under the Plan shall not be available for future Awards even if repurchased by the Company. For purposes of computing the number of Shares available under the Plan, the exercise of a Stock Appreciation Right shall be treated as an issuance of the number of Shares equivalent to the shares of common stock as to which the Award has been exercised.

3.3 Adjustments For Changes To Capital Structure. In the event of any stock dividend, stock split, reverse stock split, recapitalization, combination, reclassification, spin-off or similar change to the capital structure of the Company, appropriate adjustments shall be made to (a) the number and class of securities subject to the Plan, (b) the number and class of securities that may be awarded to any individual under the Plan, and (c) the exercise price and number and class of securities under each outstanding Award. Any such adjustments shall be made by the Board in its absolute discretion, and the decision of the Board shall be final, binding and conclusive. Any shares of stock issuable as a result of any such adjustment shall be rounded to the next lower whole share; no fractional shares of stock shall be issued. Except as expressly provided herein, no issuance by the Company of shares of stock of any class, or securities convertible into shares of stock of any class, shall affect, and no adjustment by reason of such issuance or the conversion of such securities shall be made with respect to, the number or price of Shares subject to an Award.

3.4      Term Of The Plan

(a) The Plan shall be effective on the date it has been approved by the Board; provided that no Award may be exercised unless and until the Plan has been approved either: (i) at a duly held stockholders' meeting by the affirmative vote of the holders of a majority of the voting power of the shares of the Company entitled to vote and represented at the meeting in person or by proxy, or (ii) by an action by written consent of the holders of a majority of the voting power of the shares of the Company entitled to vote.

(b) Subject to the provisions of Section 13, Awards may be granted under this Plan for a period of ten years from the earlier of the date on which the Board approves this Plan and the date the Company's stockholders approve this Plan.

4. ADMINISTRATION

4.1 General. The Board shall have ultimate responsibility for administering the Plan. The Board may delegate some of its responsibilities to a Committee of two or more Board members. The Board or the Committee may further delegate to an Administrator. Where the Plan specifies that an action is to be taken or a determination is to be made by the Board, it may be taken or made only by the Board. Where the Plan references the "Committee" or "Administrator," the action may be taken or a determination made by the Board, the Committee, or other Administrator, except that only the Board or the Committee may approve grants to Covered Executive Employees, and an Administrator other than the Board or the Committee may grant Awards only to non-executive level employees and within guidelines established by the Board or the Committee.

4.2 Public Company. So long as the Company has outstanding a class of equity securities registered under Section 12 of the Exchange Act, the Committee shall consist of Board members who are Non-Employee Directors, and, following the expiration of any transition period permitted by Section 162(m) of the Code, who are "outside directors" within the meaning of Section 162(m) of the Code.

4.3 Authority Of Administrator. Subject to the other provisions of this Plan, the Administrator shall have the authority, in its sole discretion:

(a) to grant Awards;

(b) to determine the Fair Market Value of the Common Stock subject to Awards;

(c) to determine the exercise price of Options granted;

(d) to determine the Awardees;

(e) to determine the time or times at which to grant an Award;

(f) to determine the number of shares subject to each Award;

(g) to determine the terms and provisions of each Award granted (which need not be identical), including but not limited to, the time or times at which Awards can be exercised, whether and under what conditions an Award is assignable, and whether an Option is a Non-Qualified Stock Option or an ISO;

(h) to prescribe, amend, and rescind rules and regulations relating to this Plan, including rules and regulations relating to sub-plans and Plan addenda;

(i) to interpret the Plan;

(j) to modify or amend any Award (with the consent of the Awardee);

(k) to defer (with the consent of the Awardee) or to accelerate the vesting of any Award or class of Awards;

(l) to authorize any person to execute on behalf of the Company any instrument evidencing the grant of an Award;

(m) to determine the form of Award Agreement and other documents used in the administration of the Plan, and whether such documents may be in electronic form;

(n) to adopt rules and procedures relating to the operation and administration of the Plan to accommodate the specific requirements of local laws and procedures. Without limiting the generality of the foregoing, the Administrator is specifically authorized (i) to adopt the rules and procedures regarding the conversion of local currency, withholding procedures and handling of stock certificates which vary with local requirements, (ii) to adopt sub-plans and Plan addenda as the Administrator deems desirable, to accommodate foreign laws, regulations and practice, including with respect to taxes;

(o) to authorize conversion or substitution under the Plan of any or all outstanding stock options held by optionees of an entity acquired by the Company (the "Conversion Options"). Any conversion or substitution shall be effective as of the close of the merger or acquisition. The Conversion Options may be Non-Qualified Stock Options or Incentive Stock Options, as determined by the Administrator. Unless otherwise determined by the Administrator at the time of conversion or substitution, all Conversion Options shall have the same terms and conditions as Options generally granted by the Company under the Plan;

(p) to allow Awardees to satisfy withholding tax obligations by electing to have the Company withhold from the Shares to be issued upon exercise of an Award that number of Shares having a Fair Market Value equal to the amount required to be withheld. The Fair Market Value of the Shares to be withheld shall be determined on the date that the amount of tax to be withheld is to be determined. All elections by an Awardee to have Shares withheld for this purpose shall be made in such form and under such conditions as the Administrator may deem necessary or advisable;

(q) to determine the effect of a divestiture of an Affiliate;

(r) to correct any defect, supply any omission or reconcile any inconsistency in the Plan, and any agreement under the Plan; and

(s) to make all other determinations deemed necessary or advisable for the administration of the Plan. All decisions, determination and interpretations of the Administrator shall be final and binding on all Participants, Awardees and any other holders of Awards.

5. ELIGIBLE PERSONS AND RESTRICTIONS

5.1 Eligible Persons. Awards may be granted to Employees, Directors and Consultants, including to prospective Employees, Directors and Consultants conditioned on the beginning of service for the Company or an Affiliate.

5.2      Section 162(m) Limitations.

(a) SARs and Options. So long as the Company is a "publicly held corporation" within the meaning of Section 162(m) of the Code, no Employee or prospective Employee may be granted one or more Awards of SARs and Options within any fiscal year of the Company with respect to more than 250,000 shares (as adjusted pursuant to Section 3.3), and all such Awards must have an exercise price or reference value of not less than Fair Market Value as of the Grant Date. An Award that is cancelled by the Company, whether or not in the same fiscal year in which it was granted, shall continue to be counted against such limit for such year.

(b) Stock Awards. Any Stock Award intended as "qualified performance-based compensation" within the meaning of Section 162(m) of the Code must be contingent on one or more Objectively Determinable Performance Conditions, and the material terms of the Award, including the maximum amount payable or the payment formula, must be approved by the stockholders of the Company before such Award is paid.

6. TERMS AND CONDITIONS OF OPTIONS

6.1 General. The Administrator may grant Options to Participants subject to terms and conditions not inconsistent with the Plan and determined by the Administrator. The specific terms and conditions applicable to the Awardee shall be provided for in the Award Agreement. Options shall vest, in whole or in part, at such times as the Administrator shall specify in the Award Agreement.

6.2 Price. No Option may be granted for less than 85% of the Fair Market Value of the Shares on the Grant Date. No Option intended as "qualified performance-based compensation" within the meaning of Section 162(m) of the Code may be granted for less than 100% of the Fair Market Value of the Shares on the Grant Date.

6.3 Term. No Option shall be exercisable more than ten years after the Grant Date, or such lesser term as may be fixed by the Administrator in the Award Agreement.

6.4 Vesting. Options granted under this Plan shall be exercisable in accordance with a schedule related to the Grant Date of the Option, the date of first employment, or such other date as may be set by the Administrator and specified in the Award Agreement relating to such Option, but not in any event less than six months from the Grant Date, date of first employment or other date of set forth in the Award Agreement for purposes of fixing the vesting of the Option. If so provided in the Award Agreement, an Option, subject to Reverse Vesting, may be exercisable immediately. The Administrator may require that all Shares be held in escrow until such repurchase right lapses. Notwithstanding anything to the contrary herein, Options granted to Employees, who are not officers or directors of the Company or any Affiliate of the Company, to purchase Shares that are not Listed Securities shall vest at a rate of not less than 20% per year from the Grant Date.

6.5 Right Of Repurchase. If an Option is subject to Reverse Vesting, the Company shall have the right, beginning at the Termination of the Optionee and continuing for the next three months, to repurchase that number of Shares that the Optionee would not have been able to purchase under the Option if the Option did not permit Reverse Vesting, based on the vesting schedule provided in the Award Agreement. Such right of repurchase shall be at the Option Price.

6.6 Form Of Consideration. The Administrator shall determine the acceptable form of consideration for exercising rights under an Award from among the following acceptable forms of consideration:

(a) cash;

(b) check or wire transfer, denominated in U.S. Dollars except with the consent of the Administrator or as specified by the Administrator for foreign employees or foreign sub-plans;

(c) delivery or designation of other Shares which (A) in the case of Shares originally acquired upon exercise of an Option, have been owned by the Optionee for more than six months on the date of exercise, and (B) have a Fair Market Value on the date of surrender equal to the aggregate Option Price of the Shares for which the previously-owned Shares are to be used as consideration;

(d) provided that a public market exists for the Shares through a "same day sale" commitment from the Awardee and a broker-dealer that is a member of the National Association of Securities Dealers, Inc. (an "NASD Dealer") whereby the Awardee irrevocably elects to exercise the Option and to sell a portion of the Shares so purchased to pay for the exercise price of the Option and all other amounts due to the Company hereunder, and whereby the NASD Dealer irrevocably commits upon receipt of such Shares to forward the exercise price and all other amounts due to the Company hereunder directly to the Company; or

(e) any combination of the foregoing methods of payment.

6.7      Non-Employee Director Options.

         The provisions of this Section 6.7 shall apply only to grants of Options to Non-Employee Directors. Except as set forth in this Section 6.7, the other provisions of the Plan shall apply to grants of Options to Non-Employee Directors to the extent not inconsistent with this Section.

(a) General. Non-Employee Directors shall receive Non-Qualified Stock Options in accordance with Section 6.7 and may not be granted Incentive Stock Options under this Plan. The exercise price for Options granted to Non-Employee Directors shall be the Fair Market Value on the date of grant.

(b) Grants To Non-Employee Directors. Commencing at the 2002 Annual Meeting of Stockholders of the Company, each Non-Employee Director who is elected or appointed to the Board (including by a way of re-election or re-appointment) will, at the time such director is elected or appointed and duly qualified, and after Board approval of such grant, be granted automatically, without action by the Administrator, an option to purchase 7,500 Shares. Such Option shall become exercisable with respect to one-third of the Shares covered by the Option six months after the Grant Date (the "Initial Vesting Date") and with respect to an additional one-third of the Shares covered by the Option on each of the next two anniversaries of the Initial Vesting Date.

(c) Duration. Subject to the immediately following sentence, each Option granted to a Non-Employee Director shall be for a term of 10 years. Upon the cessation of a Non-Employee Director's membership on the Board for any reason, Options granted to such Non-Employee Director shall expire upon the earlier of (i) three months from the date of such cessation of Board membership (or one year if cessation of Board membership is due to the Non-Employee Director's death or permanent disability); or (ii) expiration of the term of the Option. The Administrator may not provide for an extended exercise period beyond the periods set forth in this Section 6.7(c).

6.8 Nonassignability of Options. Except as set forth in any Award Agreement determined by the Administrator, no Option shall be assignable or otherwise transferable by the Optionee except by will or by the laws of descent and distribution. Notwithstanding the foregoing, Options may be transferred and exercised in accordance with a Qualified Domestic Relations Order.

6.9 Holders of More Than Ten Percent of the Voting Power. A stockholder who holds more than 10% of the total combined voting power (as defined in Section
194.5 of the California General Corporation Law) of the Company shall not be granted an Option unless the exercise price of such Option is at least 110% of the Fair Market Value of the Common Stock on the Grant Date.

7.       INCENTIVE STOCK OPTIONS

         Notwithstanding any other provision of the Plan, the following provisions apply to Incentive Stock Options:

(a) The term of an Incentive Stock Option shall be no more than ten years.

(b) No Incentive Stock Option may be granted under the Plan more than ten years following the date the Plan was approved by the Board.

(c) Regardless of any other provision of this Plan, for any Optionee Incentive Stock Options granted under all incentive stock option plans of the Company and its Affiliates may not vest for more than $100,000 in Fair Market Value of the shares of stock covered by the Options (measured on the Grant Dates(s)) in any calendar year. To the extent that the value of such shares exceeds $100,000 in Fair Market Value, the excess shall be considered to be a Non-Qualified Stock Option, with the earliest-granted Options or portions thereof to be treated as Incentive Stock Options and the remainder to be treated as Non-Qualified Stock Options.

(d) Any Incentive Stock Option granted to a Ten Percent Stockholder must have an Expiration Date within five years of the Grant Date.

(e) The exercise price of an Incentive Stock Option shall never be less than the Fair Market Value of the shares covered by the Option at the Grant Date. The exercise price of an Incentive Stock Option granted to a Ten Percent Stockholder shall never be less than 110% of the Fair Market Value of the Common Stock on the Grant Date.

(f) Incentive Stock Options may be granted only to Employees.

(g) No rights under an Incentive Stock Option may be transferred, other than by will or the laws of descent and distribution. During the life of the Optionee, an Incentive Stock Option may be exercised only by the Optionee. The Company's compliance with a Qualified Domestic Relations Order, or the exercise of an Incentive Stock Option by a guardian or conservator appointed to act for the Optionee, shall not violate this Section 7(g).

(h) Any Incentive Stock Option that is not exercised within three months following the Termination of the Optionee for any reason other than death or total and permanent disability, or within one year of the total and permanent disability of the Optionee, shall be treated as a Non-Qualified Stock Option; provided, however, that in the case of an Optionee who dies within three months following Termination this subsection shall not apply.

(i) Any Incentive Stock Option that is not exercised within 90 days after the beginning of a leave of absence other than an Approved Leave shall be treated as a Non-Qualified Stock Option; provided, however, that in the case of an Optionee who dies within three months following the start of the leave of absence this subsection shall not apply.

8. STOCK APPRECIATION RIGHTS, RESTRICTED STOCK

8.1      SARs.

(a) General. SARs may be granted either alone, in addition to, or in tandem with other Awards granted under the Plan. The Administrator may grant SARs to Participants subject to terms and conditions not inconsistent with the Plan and determined by the Administrator. The specific terms and conditions applicable to the Awardee shall be provided for in the Award Agreement. SARs shall be exercisable, in whole or in part, at such times as the Administrator shall specify in the Award Agreement.

(b) Exercise. Upon the exercise of a SAR, in whole or in part, an Awardee shall be entitled to receive, at the Administrator's discretion: (i) cash payment in an amount equal to the excess of the Fair Market Value of a fixed number of shares of common stock covered by the exercised portion of the SAR on the date of such exercise, over the Fair Market Value of the common stock covered by the exercised portion of the SAR on the Grant Date; or (ii) shares of common stock having a Fair Market Value on the date of exercise equal to the excess of the Fair Market Value of a fixed number of shares of common stock covered by the exercised portion of the SAR on the date of such exercise, over the Fair Market Value of the common stock covered by the exercised portion of the SAR on the Grant Date; provided, however, that the Administrator may place limits on the aggregate cash amount or number of shares of common stock that may be paid or issued upon the exercise of a SAR.

(c) Method Of Exercise. A SAR shall be deemed to be exercised when notice of such exercise has been given to the Company in accordance with the terms of the SAR by the person entitled to exercise the SAR.

(d) Price. No SAR may be granted for less than 85% of the Fair Market Value of the Shares covered by the SAR on the Grant Date. A holder of more than 10% of the total combined voting power of the Company (as defined in Section 194.5 of the California General Corporation Law) shall not be granted a SAR unless the purchase price of the Shares covered by the SAR is at least 100% of the Fair Market Value of the Common Stock on the Grant Date.

(e) Nonassignability of SARs. Except as set forth in any Award Agreement, no SAR shall be assignable or otherwise transferable by the Awardee except by will or by the laws of descent and distribution. Notwithstanding the foregoing, SARs may be transferred and exercised in accordance with a Domestic Relations Order.

8.2      Stock Awards.

(a) General. Stock Awards may be granted either alone, in addition to, or in tandem with other Awards granted under the Plan. The specific terms and conditions applicable to the Awardee shall be provided for in the Award Agreement. The Award Agreement shall state the number of Shares that the Awardee shall be entitled to purchase, the terms and conditions on which the Shares shall vest, the price to be paid, and the time within which the Awardee must accept such offer. The offer shall be accepted by execution of the Award Agreement. The grant or vesting of a Stock Award may be made contingent on achievement of Objectively Determinable Performance Conditions.

(b) Forfeiture. Unless otherwise provided for by the Administrator in the Award Agreement, unvested Shares shall be forfeited upon the Awardee's Termination, except as provided in Sections 9.4 and 10.2. To the extent that the Awardee purchased the Shares, the Company shall have a right to repurchase the unvested Shares at the original price paid by the Awardee, upon Awardee's Termination and for a period of three months following termination, except as provided in Sections 9.4 and 10.2.

(c) Holders of More Than 10% of the Voting Power. Holders of more than 10% of the voting power of the Company (as defined in Section 194.5 of the California General Corporation Law) shall not be granted a restricted stock award unless the purchase price of the restricted stock is at least 100% of the Fair Market Value of the Common Stock on the Grant Date.

(d) Price. Subject to the preceding paragraph, no Stock Award may be granted for less than 85% of the Fair Market Value of the Shares on the Grant Date using any form of consideration described in Section 6.6; provided the Awardee provides a payment in cash or other valid consideration approved by the Administrator equal to at least the aggregate par value of such Shares to the extent required by the Delaware General Corporation Law.

(e) Nonassignability. Except as set forth in any Award Agreement determined by the Administrator, no Stock Award shall be assignable or otherwise transferable by the Awardee except by will or by the laws of descent and distribution. Notwithstanding the foregoing, Stock Awards may be transferred and exercised in accordance with a Qualified Domestic Relations Order.

(f) Vesting. Stock Awards granted under this Plan shall be exercisable in accordance with a schedule related to the Grant Date of the Stock Award, the date of first employment, or such other date as may be set by the Administrator and specified in the Award Agreement relating to such Stock Award, but not in any event less than six months from the Grant Date, date of first employment or other date of set forth in the Award Agreement for purposes of fixing the vesting of the Stock Award. If so provided in the Award Agreement, a Stock Award, subject to a right of repurchase, may be exercisable immediately. The Administrator may require that all Shares subject to a right of repurchase be held in escrow until such repurchase right lapses. Notwithstanding anything to the contrary set forth herein, Stock Awards subject to a right of repurchase that are granted to Employees, who are not officers or directors of the Company or any Affiliate, to purchase Shares that are not Listed Securities, shall provide that the Company's right of repurchase must lapse at the rate of at least 20% per year from the Grant Date.

9. EXERCISE OF AWARDS

9.1      General

(a) Procedure For Exercise. Any Award granted hereunder shall be exercisable according to the terms of the Plan and at such times and under such conditions as may be determined by the Administrator and set forth in the respective Award Agreement. Options subject to Reverse Vesting shall be exercisable only after the expiration of six months from the Grant Date. Notwithstanding any other provision of this Plan, no Award may be exercised after the term of the Award has expired.

(b) Leaves Of Absence. An Award shall continue to vest during a leave of absence. No Award may be exercised more than 90 days after the beginning of a leave of absence, other than an Approved Leave, as described below; provided, however, that in the case of an Awardee who dies within three months following the start of the leave of absence, the Awardee's vested Awards may be exercised during the period provided in Section 9.4(b). Awards held by an Awardee who has taken an Approved Leave may be exercised within the first three months after the beginning of the leave of absence, upon the Awardee's return to active employment status, or if the Awardee dies within three months following the beginning of the leave of absence, the period specified in Section 9.4(b), in each case to the extent the Awards have vested.

9.2 Time Of Exercise. An Award shall be deemed exercised when the Company receives: (a) notice of exercise (in accordance with the Award Agreement) from the person entitled to exercise the Award, (b) in the case of an Award requiring payment of an Option Price, full payment, or provision for payment in a form approved by the Administrator, for the Shares underlying the Award, and (c) in the case of a Non-Qualified Stock Option, or other Award requiring the payment of withholding taxes, payment of all applicable withholding taxes due upon such exercise. An Award may not be exercised for a fraction of a Share.

9.3 Issuance Of Shares. Shares issued upon exercise of an Award shall be issued in the name of the Awardee. Until the Shares are issued (as evidenced by the appropriate entry on the books of the Company or of a duly authorized transfer agent of the Company), no right to vote or receive dividends or any other rights as a stockholder shall exist with respect to the Shares subject to an Award, notwithstanding the exercise of the Award. The Company shall issue (or cause to be issued) such Shares promptly after the Award is exercised. No adjustment will be made for a dividend or other right for which the record date is prior to the date the Shares are issued, except as provided in Section 3.3 of the Plan.

9.4      Termination.

(a) General. Unless otherwise provided for by the Administrator in the Award Agreement, if an Awardee ceases to be an Employee or Consultant, other than as a result of circumstances described in Sections 9.4(b), (c) and (d) below, the Awardee's vested Awards shall be exercisable for thirty days following the Awardee's Termination, or if earlier, the expiration of the term of such Awards. If the Awardee does not exercise an Award within the time set forth above, the Award shall automatically terminate.

(b) Death Or Disability. Unless otherwise provided for by the Administrator in the Award Agreement, if an Awardee dies or becomes Disabled while an Employee or Consultant, the Awardee's vested Awards shall be exercisable for one year following the Awardee's death or disability, but not after the expiration of the term of such Award. The Award may be exercised by the beneficiary designated by the Awardee (as provided in Section 15), the executor or administrator of the Awardee's estate or, if none, by the person(s) entitled to exercise the Award under the Awardee's will or the laws of descent and distribution. If an Award is not so exercised within the time specified herein, the Award shall automatically terminate.

(c) Termination for "Cause". If an Awardee ceases to be an Employee or Consultant for "cause," all Awards held by the Awardee as of the time of Termination shall immediately terminate, and such Awards shall cease to be exercisable as of such time. "Cause" means dishonesty, fraud, misconduct, disclosure of confidential information, conviction of, or a plea of guilty or no contest to, a felony under the laws of the United States or any state thereof, habitual absence from work for reasons other than illness, intentional conduct which causes significant injury to the Company, or habitual abuse of alcohol or a controlled substance, in each case determined by the Administrator, whose determination will be conclusive and binding.

(d) Divestiture. If an Awardee ceases to be an Employee or Consultant because of a divestiture of an Affiliate, the Administrator may, in its sole discretion, make such Awardee's outstanding Awards fully vested and exercisable and provide that such Awards remain exercisable for a period of time to be determined by the Administrator. The determination of whether a divestiture will occur or has occurred shall be made by the Administrator in its sole discretion. If the Awardee does not exercise an Award by the expiration of such time period, the Award shall automatically terminate.

9.5 Buyout Provisions. At any time, the Administrator may, but shall not be required to, offer to buy out for a payment in cash or Shares an Award previously granted based on such terms and conditions as the Administrator shall establish and communicate to the Awardee at the time that such offer is made.

10.      DISSOLUTION AND CORPORATE TRANSACTIONS

10.1 Dissolution Or Liquidation. In the event of the proposed dissolution or liquidation of the Company, the Administrator shall notify each Awardee as soon as practicable prior to the effective date of such proposed transaction. The Administrator in its discretion may provide for an Award to be fully vested and exercisable until ten days prior to such transaction. In addition, the Administrator may provide that any restrictions on any Award shall lapse prior to the transaction, provided the proposed dissolution or liquidation takes place at the time and in the manner contemplated. To the extent it has not been previously exercised, an Award will terminate immediately prior to the consummation of such proposed transaction.

10.2     Corporate Transactions.

(a) Assumption Or Replacement Of Awards By Successor. In the event of (i) a dissolution or liquidation of the Company, (ii) a merger or consolidation in which the Company is not the surviving corporation (other than a merger or consolidation with a wholly-owned subsidiary, a reincorporation of the Company in a different jurisdiction, or other transaction in which there is no substantial change in the stockholders of the Company or their relative stock holdings and the Awards granted under this Plan are assumed, converted or replaced by the successor corporation, which assumption will be binding on all Awardees), (iii) a merger in which the Company is the surviving corporation but after which stockholders owning more than 50% of the voting stock of the Company immediately prior to the merger (other than any stockholder which merges, or which owns or controls another corporation which merges, with the Company in such merger) cease to own a majority of the voting stock of the Company immediately after the merger, or (iv) the sale of all or substantially all of the assets of the Company (collectively, "Corporate Transaction"), any or all outstanding Awards may be assumed, converted or replaced by the successor corporation (if any), which assumption, conversion or replacement will be binding on all Awardees. In the alternative, the successor corporation may substitute equivalent Awards or provide substantially similar consideration to Awardees as was provided to stockholders (after taking into account the existing provisions of the Awards). The successor corporation may also issue, in place of outstanding Shares of the Company held by the Awardees, substantially similar shares or other property subject to repurchase restrictions no less favorable to the Awardee. Notwithstanding the foregoing, if (a) any Awardee whose options are
(i) assumed, converted or replaced by the successor corporation (if any), or
(ii) substituted by the successor corporation with equivalent Awards or substantially similar consideration; and (b) such Awardee is terminated by the Company or a successor corporation (if any) without cause within twelve months of the effective date of the Corporate Transaction; then any Options held by the Awardee will immediately become fully vested and exercisable by the Awardee. In the event such successor corporation (if any) refuses to assume or substitute Options, as provided above, pursuant to a transaction described in this Section 10.2(a) then notwithstanding any other provision in this Plan to the contrary, such Award will become fully vested at such time and on such conditions as the Board determines.

(b) Other Treatment Of Awards. Subject to any greater rights granted to Awardees under the foregoing provisions of Section 10.2, in the event of the occurrence of any transaction described in Section 10.2(a), any outstanding Awards will be treated as provided in the applicable agreement or plan of merger, consolidation, dissolution, liquidation, sale of assets or other "corporate transaction."

(c) Assumption Of Awards By The Company. The Company, from time to time, also may substitute or assume outstanding awards granted by another company, whether in connection with an acquisition of such other company or otherwise, by either:
(a) granting an Award under the Plan in substitution of such other company's award; or (b) assuming such award as if it had been granted under this Plan. In the event the Company assumes an award granted by another company, the terms and conditions of such award will remain unchanged (except that the exercise price and the number and nature of Shares issuable upon exercise of any such option will be adjusted appropriately pursuant to Section 424(a) of the Code).

11. WITHHOLDING AND TAX REPORTING

11.1     Tax Withholding.

(a) Withholding Generally. Whenever Shares are to be issued in satisfaction of Awards granted under the Plan, the Company may require the Awardee to remit to the Company an amount sufficient to satisfy federal, state and local withholding tax requirements prior to the delivery of any certificate or certificates for such Shares. Whenever, under the Plan, payments in satisfaction of Awards are to be made by the Company, such payment will be net of an amount sufficient to satisfy federal, state, and local withholding tax requirements.

(b) Stock Withholding. The Company shall have the right, but not the obligation, to deduct from the Shares issuable upon the exercise of an Award, or to accept from the Awardee the tender of, a number of whole Shares having a Fair Market Value equal to all or any part of the federal, state, local and foreign taxes, if any, required by law to be withheld by the Company with respect to such Award or the Shares acquired upon the exercise thereof. Alternatively or in addition, in its discretion, the Company shall have the right to require the Awardee, through payroll withholding, cash payment or otherwise, including by means of a Cashless Exercise, to make adequate provision for any such tax withholding obligations arising in connection with the Award or the Shares acquired upon the exercise thereof. The Company shall have no obligation to deliver Shares or to release Shares from an escrow established pursuant to the Award Agreement until the Company's tax withholding obligations have been satisfied by the Awardee.

11.2 Tax Reporting. The Awardee of an Incentive Stock Option shall notify the Administrator within ten days of any disposition of the Shares acquired on the exercise of such Option for (a) the longer of two years from the Grant Date or one year from the exercise date of such Option, or (b) such different period as the Administrator may establish, and shall provide such information in connection with such disposition as the Administrator may request.

12.      COMPLIANCE WITH LAW; MODIFICATION OF PLAN MATERIALS

12.1 Compliance With Law. The grant of Awards and the issuance of Shares upon exercise of Awards shall be subject to compliance with Applicable Laws, including all applicable requirements of federal, state and foreign law with respect to the offering and sale of securities. Awards may not be exercised if the issuance of Shares upon exercise would constitute a violation of Applicable Laws. In addition, no Award may be exercised unless (a) a registration statement under the Securities Act shall at the time of exercise of the Award be in effect with respect to the Shares issuable upon exercise of the Award or (b) in the opinion of legal counsel to the Company, the Shares issuable upon exercise of the Award may be issued in accordance with the terms of an applicable exemption from the registration requirements of the Securities Act. The inability of the Company to obtain from any regulatory body the authority deemed by the Company's legal counsel to be necessary to the lawful issuance and sale of Shares hereunder shall relieve the Company of any liability in respect of the failure to issue or sell such Shares. As a condition to the exercise of any Award, the Company may require the Awardee to satisfy any qualifications that may be necessary or appropriate, to evidence compliance with any applicable law or regulation and to make any representation or warranty with respect thereto as may be requested by the Company.

12.2 Certificates. All certificates for Shares or other securities delivered under this Plan will be subject to such stop transfer instructions, legends and other restrictions as the Administrator may deem necessary or advisable, including restrictions under any applicable federal, state or foreign securities law, or any rules, regulations and other requirements of the Securities and Exchange Commission or any stock exchange or automated quotation system upon which the Shares may be listed or quoted.

12.3 Financial Information. The Company shall furnish its annual financial statements to each Awardee during the period the Awardee holds any Award or shares issued pursuant to an Award. Those statements shall include a balance sheet and income statement, and shall be delivered as soon as is practical after the end of the Company's fiscal year.

13.      AMENDMENT OR TERMINATION OF PLAN

13.1 Amendment And Termination. The Board may at any time amend, alter, suspend or terminate the Plan.

13.2 Stockholder Approval. The Company shall obtain stockholder approval of any Plan amendment to the extent necessary and desirable to comply with Applicable Laws.

13.3 Effect Of Amendment Or Termination. No amendment, alteration, suspension or termination of the Plan shall impair the rights of any Award, unless mutually agreed otherwise between the Awardee and the Administrator, which agreement must be in writing and signed by the Awardee and the Company. Termination of the Plan shall not affect the Administrator's ability to exercise the powers granted to it hereunder with respect to Awards granted under the Plan prior to the date of such termination.

14.      RESERVED RIGHTS

14.1 Nonexclusivity Of The Plan. The adoption of this Plan shall not limit the power of the Company in any way to adopt other incentive arrangements, including, without limitation, the granting of stock options or the granting of stock or rights with respect to stock other than under this Plan.

14.2 Unfunded Plan. The Plan shall be unfunded. Although bookkeeping accounts may be established with respect to Participants who are granted Awards of Shares under this Plan, any such accounts will be used merely as a bookkeeping convenience. Except for the holding of restricted stock in escrow pursuant to
Section 8.2 or 6.5, the Company shall not be required to segregate any assets which may at any time be represented by Awards, and neither shall this Plan be construed as providing for such segregation, nor shall the Company or the Administrator be deemed to be a trustee of stock or cash to be awarded under the Plan. Any liability of the Company to any Awardee shall be based solely upon any contractual obligations that may be created by the Plan; no such obligation of the Company shall be deemed to be secured by any pledge or other encumbrance on any property of the Company. Neither the Company nor the Administrator shall be required to give any security or bond for the performance of any obligation that may be created by this Plan.

14.3 Consulting Or Employment Relationship. This Plan or any Award granted by this Plan shall not interfere with or limit in any way the right of the Company or of any of its Affiliates to terminate any Awardee's employment or consulting at any time. This Plan does not confer upon any Participant any right to continue in the employ of, or consult with, the Company or any of its Affiliates. In addition, this Plan does not interfere in any way with any provision in the Company's charter documents relating to the election, appointment, terms of office, and removal of members of the Board.

15. BENEFICIARIES

(a) An Awardee may file a written designation of a beneficiary who is to receive the Awardee's rights pursuant to Awardee's Award or the Awardee may include his or her Awards in an omnibus beneficiary designation for all benefits under the Plan.

(b) Any designation of beneficiary may be changed by the Awardee at any time by written notice. In the event of the death of an Awardee and in the absence of a beneficiary validly designated under the Plan who is living at the time of such Awardee's death, the Company shall allow the executor or administrator of the estate of the Awardee to exercise the Award, or if no such executor or administrator has been appointed (to the knowledge of the Company), the Company, in its discretion, may allow the spouse or one or more dependents or relatives of the Awardee to exercise the Award.

16. MISCELLANEOUS

16.1 Governing Law. This Plan and all determinations made and actions taken pursuant hereto shall be governed by the substantive laws, but not the choice of law rules, of the State of Delaware.

16.2 Determination Of Value. Fair Market Value shall be determined as follows:

(a) Listed Stock. If the stock of the Company is listed on any established stock exchange or a national market system, its Fair Market Value shall be the closing sales price for the stock as quoted on the stock exchange or system for the date the value is to be determined (the "Value Date") as reported in the Wall Street Journal or a similar publication. If no sales occurred on the Value Date, then the Company shall use the value for the last preceding business day on which sales occurred. If no sales occurred for one week before the Value Date, the Company shall use the closing bid on the Value Date as the Fair Market Value of the stock. If the stock is listed on multiple exchanges or systems, the stock's value on the largest exchange will be used.

(b) Stock Quoted By Securities Dealer. If the stock of the Company is regularly quoted by a recognized securities dealer but selling prices are not reported, its Fair Market Value shall be the mean between the high bid and low asked prices on the Value Date. If there are no quoted prices for the Value Date, then the Fair Market Value shall be its value on the last preceding business day on which there were quoted prices.

(c) No Established Market For Stock. In the absence of an established market for the stock, the Administrator will determine the Fair Market Value in good faith in a manner consistent with Section 260.140.50 of Title 10 of the California Code of Regulations.

16.3 Notice. Any written notice to the Company required by any provisions of the Plan shall be addressed to the Secretary of the Company and shall be effective when received.

16.4 Reservation Of Shares. The Company, during the term of the Plan, will at all times reserve and keep available such number of Shares as shall be sufficient to satisfy the requirements of the Plan.

16.5 Electronic Communications. Any Award Agreement, notice of exercise of an Option, or other document required or permitted by this Plan may be delivered in writing or, to the extent determined by the Administrator, electronically. Signatures may also be electronic to the extent determined by the Administrator.

16.6 Nonassignability Of Awards. Except as expressly permitted by the Administrator, no Award granted under this Plan shall be assignable or otherwise transferable by the Awardee except by will, pursuant to a domestic relations order (within the meaning of Rule 16a-12 promulgated under the Exchange Act) or by the laws of descent and distribution. During the life of the Awardee, except as expressly permitted by the Administrator, an Award shall be exercisable only by the Awardee. No Award may be assigned before it has vested.

16.7 Additional Restrictions of Rule 16b-3. The terms and conditions of Awards granted hereunder to, and the purchase of Shares by, Participants subject to
Section 16 of the Exchange Act shall comply with the applicable provisions of Rule 16b-3. The Plan shall be deemed to contain, and such Awards shall contain, and the Shares issued upon exercise thereof shall be subject to, such additional conditions and restrictions as may be required by Rule 16b-3 to qualify for the maximum exemption from Section 16 of the Exchange Act with respect to transactions under the Plan.

                                                                   Exhibit 10.2
April 23, 2003


Cary Vandenberg
112 Worcester Lane
Los Gatos, CA 95030

Private & Confidential



Dear Cary:

It is my pleasure to extend to you an offer to become the President and Chief Executive Officer of HPL Technologies, Inc. (the "Company" or "HPL").This offer is subject to the terms and conditions set forth in this letter agreement (the "Agreement").

1. Position. HPL is pleased to offer you the full-time position of President and Chief Executive Officer, subject to the approval of the Board of Directors of HPL.


2. Reporting Duties and Responsibilities. In this position, you will report to the Board of Directors of the Company or its committees, as appropriate. You will have all of the duties and responsibilities of the President and Chief Executive Officer set forth in the Bylaws of the Company and as the Board of Directors or its committees shall, from time to time, assign to you. Your primary work location will be at the corporate offices of the Company, located at 2033 Gateway Place, Suite 400, San Jose, CA 95110. Travel to other locations may be necessary to fulfill your responsibilities.


3. Salary and Bonus. Your monthly salary will be $22,916.67, less customary payroll deductions. This equates to base compensation of $275,000.00 on an annual basis. At the completion of your first year of employment with the Company, you will also be eligible to participate in the Company's executive bonus program. Under that program, you will be eligible to earn an annual performance bonus based on the achievement of written objectives that the Board of Directors determines at or near the beginning of each fiscal year.

         During your first twelve months of employment you will be eligible to earn the following bonuses:

a. You will receive a signing bonus of $100,000.00, less customary payroll deductions. However, if within the first twelve months of your employment (1) you voluntarily resign your employment with HPL or its successors or assigns, or
(2) your employment is terminated by the Company for "cause" as defined below, you agree to repay the signing bonus to the Company on a prorated basis.

b. You will also be eligible to earn a bonus of $75,000.00, less customary payroll deductions, payable within 90 days of a Company and court approved settlement of all outstanding Federal securities litigation and state derivative actions, provided that such settlement is reached before the first anniversary of your start date with the Company, and provided further, such bonus is approved as part of the court approved settlement referenced above or as part of a court approved restructuring.

4. Subject to qualification of the Company's Common Stock to be issued pursuant to the HPL Amended and Restated 2001 Equity Incentive Plan (the "Plan") under the California Corporate Securities Law of 1968, the Company will recommend to the Board of Directors that you be granted a stock option (the "Option") under the Plan and the standard form of option agreements related thereto to purchase up to 925,000 shares of the Company's Common Stock. The Option will be an Incentive Stock Option to the maximum extent permitted by the Internal Revenue Code and any balance will be a non-qualified stock option. The option exercise price will be equal to the fair market value of the Company's Common Stock at the date of grant. In the event that the Company undergoes a "Corporate Transaction" (as such term is defined in the Plan), the Options will be governed by the terms contained in the Plan.

5. Confidential Information. As an employee of the Company, you will have access to certain Company confidential information and you may, during the course of your employment, develop certain information or inventions, which will be the property of the Company. To protect the interests of the Company, you will need to sign the Company's standard "Employee Inventions and Confidentiality Agreement" as a condition of your employment. HPL expects that you will not retain or bring to HPL any confidential or proprietary material of any former employer or violate any other obligation to your former employers, and you have advised us that in connection with your employment by the Company you will not bring with you or otherwise use any such confidential or proprietary material.

6. If the Company terminates your employment without cause (as defined below) or if you resign for good reason (as defined below), you will receive all wages earned; including accrued but unused vacation in accordance with the Company's vacation policy. In addition, HPL will continue to pay your base salary for a period of twelve months from your date of termination. HPL will also pay for your COBRA benefits for a twelve month period. In addition you shall be entitled to accelerated vesting of 50% of your unvested options to buy shares of HPL stock. You agree that this shall constitute the only benefits, payments, severance or other amounts that you shall be entitled to receive upon termination of your employment, and you hereby acknowledge and agree that receipt of those benefits shall be expressly conditioned upon your execution of a general release of claims against the Company in a form acceptable to HPL. This section/paragraph of the offer letter supercedes section 1.2 of the Employee Inventions and Confidentiality Agreement.

a. For purposes of this Agreement, "cause" shall mean the occurrence of one or more of the following: (i) your conviction of a felony or a crime involving moral turpitude or dishonesty; (ii) your participation in a fraud or act of deceit or dishonesty against the Company or its stockholders; (iii) your intentional and material damage to the Company's property; (iv) your willful or continuing neglect of your duties (following notice); (v) a material breach by you of this Agreement, the Company's written policies, or the Employee Inventions and Confidentiality Agreement that is not remedied by you within 14 days of written notice of such breach from the Company.

b. For purposes of this Agreement, "good reason" shall mean (i) a material reduction in your duties, including removal as President and Chief Executive Officer of HPL, or a change in your reporting relationship such that you no longer report directly to the Board of Directors; (ii) any reduction in your base salary and target bonus (other than in connection with a general decrease in the salary of other executive officers of the Company without your consent);
(iii) a material breach by HPL of any of its obligations hereunder after providing HPL with reasonable written notice of such breach and the opportunity to cure same within 14 days of receipt of the notice; (iv) a requirement by HPL that you relocate your principal office to a facility more than 50 miles from HPL's current headquarters; or (v) failure of any successor to assume this agreement.

7. Benefits. You will be eligible to receive all benefits that are extended to other similarly-situated employees at HPL, including paid time off. Details about these benefits will be available for your review in the Company's employee handbook and employee benefits package. Additionally as an officer of the company you will be covered under HPL's Directors and Officers Liability Insurance Policy.

8. At-Will Employment. Should you decide to accept our offer, you will be an "at-will" employee of HPL. This means that either you or HPL may terminate the employment relationship with or without cause at any time. Participation in any benefit, compensation or bonus program does not change the nature of the employment relationship, which remains "at-will".

9. Representation Regarding Other Agreements. By accepting this offer, you represent that you are not bound by any employment contract, restrictive covenant or other restriction (including any governmental order or decree) preventing you from entering into this agreement or carrying out your responsibilities as contemplated herein.

10. Complete Offer and Agreement; Other Terms. This letter and the Employee Inventions and Confidentiality Agreement contain our complete understanding and agreement regarding the terms of your employment by HPL. There are no other, different or prior agreements or understandings on this or related subjects. Changes to the terms of your employment can be made only in a writing signed by you and a duly authorized member of the Board of Directors of HPL, provided, however, that HPL may, from time to time, in its sole discretion, adjust the salaries, bonus and incentive compensation, and benefits paid to you and its other employees with reasonable notice thereof. This Agreement shall inure to the benefit of and be binding upon the Company and its successors and assigns and upon you and your heirs, administrators and executors, provided that neither this Agreement, nor any of your rights, duties or obligations, may be assigned by you, and any attempt to do so shall be void. This Agreement shall be governed by California law.

11. Authorization to Work. Federal government regulations require that all prospective employees present documentation verifying their identity and demonstrating that they are authorized to work in the United States. If you have any questions about this requirement, which applies to U.S. citizens and non-U.S. citizens alike, please contact Annie Chow.

12. Start Date. You will commence employment pursuant to the terms hereof on May 12, 2003. If this letter is not signed, dated and returned to HPL before the close of business on May 2, 2003, the offer of employment set forth herein shall be null and void.

13. Notice. All written notices described herein shall be issued in the following manner: first class mail and hand delivery.


Cary, we are excited and pleased to have you lead the HPL team. We are confident that we can work together to successfully grow the company and enhance its leadership position in the market.


     Sincerely,


     /s/ ELIE ANTOUN
     -------------------------------------------
     Elie Antoun
     Chairman of the Board


ACCEPTANCE OF EMPLOYMENT OFFER:

I accept the offer of employment by HPL Technologies, Inc. on the terms described in this letter.

Signature:  /s/ CARY D. VANDENBERG
            ------------------------

Date:
       -----------------------------

My start date will be:     May 12, 2003
                      -----------------

                                                                    Exhibit 31.1

                                  CERTIFICATION

I, Cary D. Vandenberg, certify that:

1. I have reviewed this Quarterly Report on Form 10-Q of HPL Technologies, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

         a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 14, 2003


/s/ Cary D. Vandenberg

Cary D. Vandenberg
         President and Chief Executive Officer

                                                                    Exhibit 31.2

                                  CERTIFICATION

I, Michael P. Scarpelli, certify that:

1. I have reviewed this Quarterly Report on Form 10-Q of HPL Technologies, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

         a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 14, 2003



/s/ Michael P. Scarpelli
Michael P. Scarpelli
Chief Financial Officer

                                                                    Exhibit 32.1


                            CERTIFICATION PURSUANT TO
                 SECTIONS 906 OF THE SARBANES-OXLEY ACT OF 2002

         Each of the undersigned hereby certifies that, in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in his capacity as an officer of HPL Technologies, Inc. that this quarterly report on Form 10-Q (the "Report") fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, and that the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of HPL Technologies, Inc.


Date: August 14, 2003
                                                          /s/ CARY D. VANDENBERG
                                                          ----------------------

                                                              Cary D. Vandenberg
                                           President and Chief Executive Officer

The foregoing certification (the "Certification") is being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsection (a) and
(b) of Section 1350, Chapter 63 of Title 18, United States Code). A signed original of the Certification has been provided to the Company and will be retained by the Company in accordance with Rule 12b-11(d) of the Act and furnished to the Securities and Exchange Commission or its staff upon request.

                                                                    Exhibit 32.2

                            CERTIFICATION PURSUANT TO
                 SECTIONS 906 OF THE SARBANES-OXLEY ACT OF 2002

         Each of the undersigned hereby certifies that, in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in his capacity as an officer of HPL Technologies, Inc. that this quarterly report on Form 10-Q (the "Report") fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, and that the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of HPL Technologies, Inc.


Date: August 14, 2003
                                                       /s/ Michael P. Scarpelli
                                                     ---------------------------

                                                           Michael P. Scarpelli
                                                        Chief Financial Officer

The foregoing certification (the "Certification") is being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsection (a) and
(b) of Section 1350, Chapter 63 of Title 18, United States Code). A signed original of the Certification has been provided to the Company and will be retained by the Company in accordance with Rule 12b-11(d) of the Act and furnished to the Securities and Exchange Commission or its staff upon request.