Form 10-Q
period 2003-09-30
HPL TECHNOLOGIES INC
filed 2003-11-13
CIK 1121980

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

            |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

                                       OR

            |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from ___ to ___

                        Commission file number: 000-32967

                             HPL TECHNOLOGIES, INC.

                Delaware                                77-0550714
                2033 Gateway Place, Suite 400
                San Jose, California 95110              (408) 437-1466


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

         As of October 31, 2003, the registrant had outstanding 31,273,472 shares of common stock.


================================================================================

                                TABLE OF CONTENTS



                         PART I - FINANCIAL INFORMATION

Item 1        Condensed Consolidated Financial Statements (unaudited

              Condensed Consolidated Statement of Operations for the three and six months ended September 30, 2003 and 2002....    3

              Condensed Consolidated Balance Sheets as of September 30, 2003 and March 31, 2003 ...............................    4

              Condensed Consolidated Statements of Cash Flow for the six months ended September 30, 2003 and 2002..............    5

              Notes to Condensed Consolidated Financial Statements.............................................................    6

Item 2        Management's Discussion and Analysis of Financial Condition and Results of Operations............................   13

Item 3        Quantitative and Qualitative Disclosures about Market Risk.......................................................   27

Item 4        Controls and Procedures..........................................................................................   28

                           PART II - OTHER INFORMATION


Item 1        Legal Proceedings................................................................................................   30

Item 2        Changes in Securities and Use of Proceeds........................................................................   31

Item 6        Exhibits and Reports on Form 8-K.................................................................................   31


PART I - FINANCIAL INFORMATION

ITEM 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             HPL Technologies, Inc.
                      Consolidated Statements of Operations
                    (In thousands, except per share amounts)
                                   (Unaudited)



                                                                  Three months ended            Six months ended
                                                                     September 30,                 September 30,
                                                             ----------------------------- ----------------------------
                                                                  2003           2002          2003          2002
                                                             --------------- ------------- ------------- --------------

Revenues:
Software licenses                                                   $ 1,876       $ 1,945       $ 2,017        $ 2,002
Consulting services, maintenance and other                            1,408         2,538         3,339          4,760
                                                             --------------- ------------- ------------- --------------
Total revenues                                                        3,284         4,483         5,356          6,762
                                                             --------------- ------------- ------------- --------------

Cost of revenues:
Software licenses                                                         -            97             3             97
Consulting services, maintenance and other (1)                          947           751         1,766          1,361
                                                             --------------- ------------- ------------- --------------
Total cost of revenues                                                  947           848         1,769          1,458
                                                             --------------- ------------- ------------- --------------
Gross profit                                                          2,337         3,635         3,587          5,304
                                                             --------------- ------------- ------------- --------------

Operating expenses:
Research and development (1)                                          1,546         3,207         3,382          6,826
Sales, general and administrative (1)                                 3,917         7,327         8,301         12,053
Stock-based compensation                                                 22          (245)          128            461
Amortization of intangible assets                                       332           367           664            830
                                                             --------------- ------------- ------------- --------------
Total operating expenses                                              5,817        10,656        12,475         20,170
                                                             --------------- ------------- ------------- --------------
Loss from operations                                                 (3,480)       (7,021)       (8,888)       (14,866)
Interest income (expense) and other, net                                 47           135            96            330
                                                             --------------- ------------- ------------- --------------
Net loss before income taxes                                         (3,433)       (6,886)       (8,792)       (14,536)
Provision for income taxes                                                5             -            12              -
                                                             --------------- ------------- ------------- --------------
Net loss                                                           $ (3,438)     $ (6,886)     $ (8,804)     $ (14,536)
                                                             =============== ============= ============= ==============

Net loss per share--basic and diluted                                $ (0.11)      $ (0.22)      $ (0.28)       $ (0.48)
                                                             =============== ============= ============= ==============

Shares used in per share calculations--basic and diluted              31,222        30,784        31,017         30,574
                                                             =============== ============= ============= ==============


(1) Excludes the following stock-based compensation charges:

Cost of revenues                                                        $ -           $ 5           $ -           $ 17
Research and development                                                (24)          (25)           22            117
Sales, general and administrative                                        46          (225)          106            327
                                                             --------------- ------------- ------------- --------------
                                                                       $ 22        $ (245)        $ 128          $ 461
                                                             =============== ============= ============= ==============

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                  HPL Technologies, Inc.
                Consolidated Balance Sheets
           (In thousand, except per share date)
                        (Unaudited)

                                                                September 30,            March 31,
                                                                    2003                   2003
                                                            ----------------------  --------------------
ASSETS
Current assets:
Cash and cash equivalents                                                 $ 3,390              $ 17,350
Short-term investments                                                      9,336                 4,391
Accounts receivable, net of allowances of $100 and
  $100, respectively                                                        2,093                 1,560
Unbilled accounts receivable                                                  442                   619
Prepaid expenses and other current assets                                   2,434                 3,206
                                                            ----------------------  --------------------
Total current assets                                                       17,695                27,126
Property and equipment, net                                                 1,907                 2,316
Goodwill                                                                   27,754                27,704
Other intangible assets, net                                                1,844                 2,508
Other assets                                                                  683                   731
                                                            ----------------------  --------------------
Total assets                                                             $ 49,883              $ 60,385
                                                            ======================  ====================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable                                                          $ 1,936               $ 1,342
Accrued liabilities                                                         7,277                 6,754
Deferred revenue                                                            2,601                 3,667
Capital lease obligations--current portion                                    182                   338
Convertible debenture                                                           -                 1,500
                                                            ----------------------  --------------------
Total current liabilities                                                  11,996                13,601
Capital lease obligations--net of current portion                              65                   130
Deferred revenue                                                               85                   108
Other liabilities                                                             367                   514
                                                            ----------------------  --------------------
Total liabilities                                                          12,513                14,353
                                                            ----------------------  --------------------

Contingencies and Commitments (Note 2)
Stockholders' equity :
Preferred stock, $0.001 par value, 10,000 shares authorized
no shares issued and outstanding at September 30, 2003
  and March 31, 2003                                                           --                    --
Common stock, $0.001 par value; 75,000 shares authorized;
  31,269 and 30,810 shares issued and outstanding at
  September 30, 2003 and March 31, 2003, respectively                          32                    31
Additional paid-in capital                                                124,247               124,590
Deferred stock-based compensation                                            (358)                 (887)
Accumulated deficit                                                       (86,508)              (77,704)
Accumulated other comprehensive (loss) gain                                   (43)                    2
                                                            ----------------------  --------------------
Total stockholders' equity                                                 37,370                46,032
                                                            ----------------------  --------------------
Total liabilities and stockholders' equity                               $ 49,883              $ 60,385
                                                            ======================  ====================

The accompanying notes are an integral part of these consolidated financial statements.

                             HPL Technologies, Inc.
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                                     Six months ended September 30,
                                                                                  -----------------------------------
                                                                                        2003              2002
                                                                                  -----------------  ----------------

Cash flows from operation activities:
  Net loss                                                                                $ (8,804)        $ (14,536)
      Adjustments to reconcile net loss to net cash used in
      operating activities:
         Depreciation and amortization                                                       1,314             1,791
         Stock-based compensation                                                              128               461
     Changes in assets and liabilities, net of effects from acquisitions:
         Accounts receivable                                                                  (533)           (1,366)
         Unbilled accounts receivable                                                          177                23
         Prepaid expenses and other current assets                                             772            (1,045)
         Other assets                                                                           48                89
         Accounts payable                                                                      594            (1,370)
         Accrued liabilities                                                                   523              (230)
         Other liabilities                                                                    (147)              (84)
         Deferred revenue                                                                   (1,089)             (668)
                                                                                  -----------------  ----------------
             Net cash used in operating activities                                          (7,017)          (16,935)
                                                                                  -----------------  ----------------

Cash flows from investing activities:
   Acquisition of property and equipment                                                      (241)             (285)
   Issuance of notes receivable                                                                  -              (450)
   Acquisitions, net of cash acquired                                                            -            (2,012)
   Sales (purchases) of short-term investments, net                                         (4,959)            2,266
                                                                                  -----------------  ----------------
             Net cash used in investing activities                                          (5,200)             (481)
                                                                                  -----------------  ----------------

Cash flows from financing activities:
   Repayments of Convertible Debenture                                                      (1,500)                -
   Issuance of common stock                                                                      9               164
   Principal payments on capital lease obligations                                            (221)             (106)
   Amounts received from HPL's former Chief Executive Officer                                    -             1,300
                                                                                  -----------------  ----------------
              Net cash  (used in) provided by financing activities                          (1,712)            1,358
                                                                                  -----------------  ----------------
   Effect of exchange rate changes on cash and cash equivalents                                (31)              152

   Net decrease in cash and cash equivalents                                               (13,960)          (15,906)
   Cash and cash equivalents at beginning of period                                         17,350            32,798
                                                                                  -----------------  ----------------
   Cash and cash equivalents at end of period                                              $ 3,390          $ 16,892
                                                                                  =================  ================

Supplemental disclosures of cash flow information:
   Interest paid                                                                             $ 179              $ 23
   Income taxes paid                                                                           $ 2           $ 1,758
Supplemental disclosures of non-cash investing and financing activities:
   Acquisition of property and equipment under capital lease obligations                       $ -             $ 391
   Issuance of common stock and options assumed in connection with acquisition                 $ -          $ 14,178

  The accompany notes are an integral part of these condensed consolidated financial statements.


                             HPL Technologies, Inc.
         Notes to unaudited Condensed Consolidated Financial Statements

NOTE 1. GENERAL

         The unaudited condensed consolidated financial statements have been prepared by HPL Technologies, Inc., a Delaware corporation (the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended March 31, 2003 included in the Company's Annual Report on Form 10-K filed with the SEC. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present a fair statement of financial position as of September 30, 2003 and 2002, results of operations for the three months and six months ended September 30, 2003 and 2002, and cash flows for the six-month periods ended September 30, 2003 and 2002, have been made. The results of operations for the three and six months ended September 30, 2003 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

         The preparation of condensed consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements. These estimates may affect the amount of assets and liabilities reported in the balance sheet, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the periods presented. Actual results may differ from those estimates.

         The Company has funded its losses from operations principally through its July 2001 initial public offering. Management believes the Company has sufficient cash, cash equivalents and short-term investments to fund its operations through at least March 31, 2004. Future cash requirements will be affected by slow or diminished revenue growth, additional research and development and sales and marketing costs, and higher general and administrative costs, including costs related to the litigation matters described in Note 2. In the event the Company needs to raise capital, there is no assurance that funds would be available to the Company or, if available, under terms that would be acceptable to the Company. The Company does not believe it will be able to raise additional capital until the litigation and other uncertainties described in
Note 2 are resolved.

NOTE 2.  LEGAL PROCEEDINGS

         Between July 31, 2002 and November 15, 2002, fourteen class-action lawsuits were filed and are pending against the Company, certain current and former officers and directors of the Company, and the Company's independent auditors (collectively, the "Defendants") in the United States District Court for the Northern District of California. The lawsuits allege that the Defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder by the SEC, by making a series of material misrepresentations as to the financial condition of the Company during the class period of July 31, 2001 to July 19, 2002. Several of the lawsuits further allege violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933. The plaintiffs are generally seeking to recover compensatory damages, costs and expenses incurred, interest and such other relief as the court may deem appropriate. On September 29, 2003, the United States District Court for the Northern District of California issued an order consolidating all of these lawsuits into a single action. The order also named a lead plaintiff and a lead plaintiff's counsel. A status conference is scheduled for November 12, 2003. Lead plaintiff's counsel has until December 1, 2003 to file a consolidated complaint.

         The Company is also a nominal defendant in five stockholder derivative lawsuits pending in Superior Court in the County of Santa Clara, California. These lawsuits, which were filed between July 31, 2002 and September 30, 2002, assert derivative claims on behalf of the Company against certain current and former officers and directors of the Company and the Company's independent auditors. The claims asserted in these lawsuits include insider trading, breach of fiduciary duties, aiding and abetting breaches of fiduciary duties, negligence and professional malpractice, negligent misrepresentation and omission, contribution and indemnification, abuse of control, gross mismanagement, unjust enrichment and breach of contract. These lawsuits seek damages suffered by the Company, treble damages for the sale of shares, costs and expenses of these actions and such other relief as the court may deem appropriate. In an order dated December 3, 2002, the Court consolidated these actions and appointed lead plaintiff's counsel. The date for filing a consolidated complaint has been continued to December 15, 2003.

         Five shareholders of the Company have brought suit in state court of the District Court of Dallas County, Texas, against the Company's independent auditors and the managing underwriter in the Company's initial public offering, in connection with claims relating to the Company's acquisition of Covalar Technologies Group, Inc. in February 2002. The Company has been named as a responsible third party in this action for purposes of apportioning fault in jury findings; to date, no claims have been brought against the Company. Subject to a reservation of rights, the Company has accepted the underwriter's request to indemnify the underwriter in connection with the Company's initial public offering and to advance expenses in this matter. While the Company had obtained insurance to cover its obligation to indemnify and advance expenses to the underwriter, the insurer has stated that it intends to rescind coverage to HPL for this claim, but also stated that it might revisit this issue after reviewing certain requested information. That information has been provided, but the insurer has not yet informed the Company as to whether it will modify its position. If it does not contest coverage, however, coverage for these indemnification obligations is subject to a sub-limit of $1,000,000. Discovery is ongoing in the lawsuit, and the Company's potential liability cannot be determined at this time. On October 6, 2003 plaintiffs filed a second amended complaint.

         Five former shareholders of FabCentric, Inc., which was acquired by the Company in December 2001, have sued the Company, the Company's former President and CEO and former CFO, and the Company's independent auditors in a lawsuit pending in Superior Court in the County of Santa Clara, California. This lawsuit was filed on or about May 22, 2003. This lawsuit alleges claims for fraud, negligent misrepresentation, breach of warranties and covenants, breach of contract and negligence, and seeks rescission or, alternatively, damages, costs and expenses. On September 15, 2003, the Company filed a motion to stay this action. On or about October 31, 2003, Plaintiffs filed a First Amended Complaint adding the managing underwriter in the Company's initial public offering and the Company's current CFO as defendants.

         Additionally, in April 2003, UBS PaineWebber, Inc. filed suit against the Company in the Supreme Court of the State of New York, County of New York (the "New York Action") alleging tortius interference of contract and a violation of the Uniform Commercial Code. This action relates to the transfer of shares of HPL common stock putatively pledged to UBS PaineWebber, Inc. by Y. David Lepejian, the Company's former President and CEO, and his spouse and seeks, among other things, mandatory injunctive relief requiring HPL to effect the transfer of the subject stock. In May 2003, the Company filed an interpleader action in United States District Court for the Northern District of California relating to the New York Action. Mr. Lepejian and UBS PaineWebber are currently engaged in an NASD arbitration proceeding regarding the pledge of the shares. The interpleader action and the action in New York were dismissed and on October 1, 2003, UBS Paine Webber filed suit in Delaware state court which essentially re-stated the claims originally asserted in the New York action. The Company is evaluating these allegations.

         Additionally, Twin City Fire Insurance Company (one of the Company's excess insurance carriers) filed a declaratory relief action on October 6, 2003, in Superior Court in the County of Santa Clara, California, against the Company, its former President and CEO, its former CFO, and other former and current officers and directors of the Company. On October 23, 2003, Twin City filed an amended complaint adding additional defendants. On October 30, 2003, Twin City filed a second amended complaint adding certain exhibits. Twin City is seeking a determination that no coverage is afforded defendants because of misrepresentations in the insurance application. We are evaluating these allegations.

         All of the aforementioned litigation matters are in the early stages. As a result, the Company believes that no amount should be accrued for these matters under Statement of Financial Accounting Standard ("SFAS") No. 5, "Accounting for Contingencies," because we are currently unable to evaluate the likelihood of an unfavorable outcome or estimate the amount or range of potential loss, if any.

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

         The total number of shares excluded from the calculation of diluted net loss per share is detailed in the table below (in thousands):



                                 Three months ended      Six months ended
                                    September 30,          September 30,
                                 --------------------  ----------------------
                                   2003      2002        2003        2002
                                 --------  ---------  ---------- -----------
Outstanding stock options            7,876     4,413       7,876       4,413
Convertible debenture                    -     1,032           -       1,032
Shares issuable under warrants         138       138         138         138
Contingent shares issuable
to former Covalar shareholders           -       600           -         600
                                 --------------------  ---------- -----------
Total                                8,014     6,183       8,014       6,183
                                 ====================  ========== ===========




NOTE 4.  CONCENTRATION OF CREDIT RISK

         Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents, short-term investments, unbilled receivables, accounts receivable and a note receivable. Cash and cash equivalents are deposited with financial institutions that management believes are credit worthy. The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral from its customers. At September 30, 2003, four customers accounted for 17%, 13%, 11% and 10% of the Company's accounts receivable and unbilled receivables combined. At September 30, 2002, three customers accounted for 26%, 18% and 10% of the Company's accounts receivable and unbilled receivables combined.

         For the three months ended September 30, 2003, the Company derived 45% of its revenue from its Japanese distributor. For the six months ended September 30, 2003, the Company derived 28% and 17% of its revenue from two customers.

         For the three and six months ended September 30, 2002, the Company derived 57% and 49% of its revenues, respectively, from two end-user customers.

NOTE 5.  COMPREHENSIVE LOSS

         Comprehensive loss consists of gains and losses that are not recorded in the statements of operations but instead are recorded directly to stockholders' equity. For the three months and six months ended September 30, 2003, comprehensive loss was $3.5 million and $8.8 million, respectively. The difference between net loss and comprehensive loss for the three months and six months ended September 30, 2003, is the result of foreign currency translation gains and losses and the net unrealized gains and losses on available for sale securities in the aggregate amount of net loss of $22,000 and $45,000, respectively. For the three and six months ended September 30, 2002, comprehensive loss was $6.9 million and $14.3 million respectively. The difference between net loss and comprehensive loss for the three months and six months ended September 30, 2002, is the result of the foreign currency translation gains and the net unrealized gains and losses on available for sale securities in the aggregate amount of $2,000 and $197,000, respectively.

NOTE 6.  ACCRUED LIABILITIES

         Accrued liabilities consist of the following (in thousands):




                                                                                  September 30, 2003        March 31, 2003

Payroll and related expenses................................................              $         570             $      819
Professional fees...........................................................                      1,179                    563
Other accrued expenses......................................................                      1,193                  1,037
Amounts received from HPL's former Chief Executive Officer (see Note 10)....                      4,335                  4,335
                                                                                -----------------------   --------------------
                                                                                         $        7,277            $     6,754
                                                                                =======================    ====================

NOTE 7.  INTANGIBLE ASSETS

         Intangible assets consist of the following (in thousands):

                                                                        September 30, 2003
                                                        ---------------------------------------------------------
                                       Amortization        Gross Carrying        Accumulated        Net Carrying
                                          Period                Amount           Amortization           Amount
                                       --------------------------------------------------------------------------
Existing technology                        3 years                 $ 2,760           $ (1,475)           $ 1,285
Modular library                            3 years                   1,220               (661)               559
                                                        ------------------- ------------------ ------------------
                                                                   $ 3,980           $ (2,136)           $ 1,844
                                                        =================== ================== ==================


                                                                        March 31, 2003
                                                        ---------------------------------------------------------
                                       Amortization        Gross Carrying        Accumulated        Net Carrying
                                          Period                Amount           Amortization            Amount
                                       --------------------------------------------------------------------------
Existing technology                        3 years                 $ 2,760           $ (1,015)           $ 1,745
Modular library                            3 years                   1,220               (457)               763
                                                        ------------------- ------------------ ------------------
                                                                   $ 3,980           $ (1,472)           $ 2,508
                                                        =================== ================== ==================


The estimated future amortization of intangible assets for the fiscal years ending March 31, are as follows (in thousands):


2004 (third and fourth quarters).............................       $  663
2005.........................................................        1,181
                                                                   ________
                                                                   $ 1,844
                                                                   ========

NOTE 8.  STOCK-BASED COMPENSATION

         The Company accounts for stock-based compensation in accordance with the provisions of Accounting Principles Board Opinion No. 25 ("APB No. 25"), Accounting for Stock Issued to Employees, and complies with the disclosure provisions of SFAS No.123 as amended by SFAS No.148, Accounting for Stock-Based Compensation -- Transition and Disclosures. Deferred compensation recognized under APB No. 25 is amortized to expense using the graded vesting method. The Company accounts for stock options and warrants issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force No. 96-18 under the fair value based method.

         The Company adopted the disclosure-only provisions of SFAS No. 123, and accordingly, no expense has been recognized for options granted to employees under the Company's various stock plans. The Company amortizes deferred stock-based compensation on the graded vesting method over the vesting periods of the applicable stock purchase rights and stock options, generally four years. The graded vesting method provides for vesting of portions of the overall awards at interim dates and results in greater vesting in earlier years than the straight-line method. Had compensation expense been determined based on the fair value at the grant date for the award, consistent with the provisions of SFAS No. 123, the Company's pro forma net loss and net loss per share for the three months and six months ended September 30, 2003, and 2002, respectively, would be as follows (in thousands, except per share data):


                                                       Three months ended               Six months ended
                                                          September 30,                   September 30,
                                                 -------------------------------  ------------------------------
                                                      2003            2002            2003            2002
                                                 ---------------- --------------  -------------- ---------------
Net loss as reported:                                   $ (3,438)      $ (6,886)       $ (8,804)      $ (14,536)

Add: stock-based employee compensation expense
  included in reported net loss under APB No. 25              22           (245)            128             461

Deduct:  total employee stock-based compensation
  determined under fair value based method for all
  awards, net of related tax effects                          11            (10)           (110)         (1,962)
                                                 ---------------- --------------  -------------- ---------------
Pro forma net loss                                      $ (3,405)      $ (7,141)       $ (8,786)      $ (16,037)
                                                 ================ ==============  ============== ===============
Basic and diluted net loss per share:
  As reported                                            $ (0.11)       $ (0.22)        $ (0.28)        $ (0.48)
  Pro forma                                              $ (0.11)       $ (0.23)        $ (0.28)        $ (0.52)

NOTE 9.  SEGMENT AND GEOGRAPHIC INFORMATION

         The Company has determined that it has one reportable business segment: the sale of yield optimization software and services used in the design, fabrication and testing of semiconductors and flat panel displays.

         The following is a geographic breakdown of the Company's revenues by destination for the following periods (in thousands):

                             Three months ended          Six months ended
                               September 30,              September 30,
                          -------------------------  -------------------------
                             2003          2002         2003         2002
                          ------------  -----------  ------------ ------------

United States                   $ 683      $ 1,484       $ 1,838      $ 3,316
Japan                           1,963        1,824         2,247        2,179
Rest of Asia                      304          688           897          743
Rest of the world                 334          487           374          524
                          ------------  -----------  ------------ ------------
Total                         $ 3,284      $ 4,483       $ 5,356      $ 6,762
                          ============  ===========  ============ ============


NOTE 10.  RELATED PARTY TRANSACTIONS

         During the year ended March 31, 2002, the Company's former CEO had deposited approximately $3,035,000 into the Company's bank accounts which were purported to have represented proceeds from the payment of accounts receivable related to fictitious sales transactions. An additional $1,300,000 was deposited by this individual for the same purpose in the three months ended June 30, 2002. Although these amounts are included in accrued liabilities, the Company does not expect it will be required to repay this sum because the Company believes it has offsetting claims against its former CEO.

NOTE 11.  GUARANTEES AND INDEMNIFICATIONS

         In November 2002, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee or indemnification. FIN 45 also requires additional disclosure by a guarantor in its interim and annual financial statements about its obligations under certain guarantees and indemnifications. The initial recognition and measurement provisions of FIN 45 are applicable for guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company adopted the recognition and measurement provisions of FIN 45 prospectively to guarantees issued or modified after December 31, 2002, and the adoption did not have a material impact on its financial position or results of operations. The following is a summary of the agreements that the Company has determined are within the scope of FIN 45:

         The Company's amended and restated Certificate of Incorporation (the "Certificate") provides that, except to the extent prohibited by the Delaware General Corporation Law (the "DGCL"), the Company's directors and officers shall not be personally liable to the Company or its stockholders for monetary damages for any breach of fiduciary duty as a director or officer. The Certificate eliminates the personal liability of directors and officers to the fullest extent permitted by the DGCL and, together with the Company's Bylaws (the "Bylaws"), provides that the Company shall fully indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding (whether civil, criminal, administrative or investigative) by reason of the fact that such person is or was a director or officer of the Company, or is or was serving at the request of the Company as a director or officer of another corporation, partnership, joint venture, trust, employee benefit plan or other enterprise, against expenses (including attorneys' fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by such person in connection with such action, suit or proceeding ("Expenses"). Additionally, the Company has entered into indemnification agreements with its directors and officers pursuant to which the Company is required to indemnify its officers and directors and advance any and all Expenses. These agreements have no term and the maximum potential amount of future payments HPL could be required to make under these indemnification agreements is unlimited. Except as noted below, no claims for indemnification have been made against the Company.

         To limit the Company's exposure to indemnification claims by directors and officers, the Company obtained in July 2001 four directors and officers liability insurance policies with aggregate limits of $20 million. The validity of these policies is being contested with respect to coverage for the Company and Mr. Lepejian, the Company's former President and Chief Executive Officer. In February 2003, the Company obtained two new directors and officers' liability insurance policies with aggregate policy limits of $10 million. These two new policies exclude claims relating to prior acts, including the acts giving rise to the previous restatement of the Company's financial statements.

         The Company's directors and officers have been named as defendants in the class action and derivative litigation described in Note 2. Furthermore, one or more of the Company's former officers have given testimony in connection with investigations conducted by the SEC and the Department of Justice. Except for our former Chief Financial Officer, who has requested advancement of expenses in connection with her deposition before the SEC, no other directors or former officers have requested indemnification from the Company. However, once a lead plaintiffs' lawyer is designated in the class action litigation and a consolidated amended complaint is filed, we expect all of our directors, officers and former officers will demand indemnification and advancement of expenses under their respective indemnification agreements. Because we are not currently able to evaluate the likelihood of an unfavorable outcome or an estimate of the amount or range of potential loss, we cannot determine the estimated fair value of these obligations and, accordingly, the Company has recorded no liability for these obligations at September 30, 2003.

         The Company is also obligated to provide indemnification to the underwriters in its initial public offering pursuant to an Underwriting Agreement, dated July 30, 2001, by and among the Company, UBS Warburg LLC, Dain Rauscher Wessels, Wit SoundView Corporation and Adams Harkness & Hill, Inc., as representatives of the several underwriters (the "Underwriting Agreement"). In October 2002, UBS Warburg was named as a defendant in a lawsuit relating to the Company's issuance of stock in the acquisition of Covalar Technologies Group, Inc. Pursuant to the Underwriting Agreement, UBS Warburg demanded that the Company indemnify it in connection with this matter and advance its litigation expenses. While the Company had obtained insurance to cover its obligation to indemnify and advance UBS Warburg's expenses, the insurer has not yet taken a position as to whether such obligations are covered under the policy. If it does not contest coverage, however, coverage for these indemnification obligations is subject to a sub-limit of $1,000,000. Because we are not currently able to evaluate the likelihood of an unfavorable outcome or an estimate of the amount or range of potential loss, we cannot determine the estimated fair value of these obligations and, accordingly, the Company has recorded no liability for these obligations at September 30, 2003.

         The Company includes standard intellectual property indemnification clauses in its software license agreements. Pursuant to these provisions, HPL holds harmless and agrees to defend the indemnified party, generally HPL's business partners and customers, in connection with certain patent, copyright or trade secret infringement claims by third parties with respect to HPL's products. The term of the indemnification provisions is generally for the term of the license agreement and the applicable statute of limitations. The Company believes the estimated fair value of these obligations is minimal. HPL has recorded no liabilities for these obligations as of September 30, 2003.

         The Company generally warrants that its software products will perform in all material respects in accordance with its standard published specifications in effect at the time of delivery of the licensed products to the customer for a period of ninety days following delivery. If necessary, HPL would provide for the estimated cost of product warranties based on specific warranty claims and claim history. The Company has incurred no significant expense under its product warranties to date and, as a result, the Company believes the estimated fair value of these warranties is minimal. The Company has recorded no liabilities for these warranties as of September 30, 2003.

NOTE 12.  RECENT ACCOUNTING PRONOUNCEMENTS

         In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51". FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. In October 2003, the FASB issued FASB Staff Position ("FSP") 46-e, effective date of Interpretation 46, which deferred the latest date by which all public entities must apply FIN 46, to the first reporting period ending after December 15, 2003. The Company does not believe that the adoption of this standard will have a material effect on its financial position or results of operations.

         In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends SFAS No. 133 for certain decisions made by the FASB Derivatives Implementation Group. In particular, SFAS No. 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FIN 45, and (4) amends certain other existing pronouncements. This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. In addition, most provisions of SFAS No. 149 are to be applied prospectively. The Company does not expect the adoption of SFAS No. 149 to have a material impact upon its financial position, cash flows or results of operations.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No.150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, with the exception of the provisions of paragraphs 9 and 10 of SFAS No. 150 related to mandatorily redeemable non-controlling interests, which have been deferred. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The Company does not expect the adoption of SFAS No. 150 to have a material impact upon its financial position, cash flows or results of operations.

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

         Our sales cycle for the license of our software products has historically been very long. Our products are new and our customers spend a significant amount of time evaluating our products. Customer purchase orders typically include integration and installation services, rights of return and acceptance criteria. As such, we defer a significant amount of our license revenue until integration and installation services are complete, rights of return lapse and final acceptance occurs. The amount of our license revenue is currently at levels that have resulted in no meaningful trend from period to period, and our ability to sell our products in the future may be affected by the current decline in capital spending by potential customers in the semiconductor industry.

         Our standard payment terms for our customers provide for payment in 30 days. It is frequently the case that our receivables are outstanding for more than 30 days. Our accounts receivable from international customers have been outstanding longer than our domestic receivables and we expect this to continue.

         In the three months ended September 30, 2003 and 2002, a relatively small number of customers accounted for a large portion of our revenues, and the composition of our major customers has changed from period to period. This is because our products have a lengthy sales cycle. We had one and two customers that individually accounted for at least 10% of our revenues in the three months ended September 30, 2003 and 2002, respectively. In the aggregate, these customers accounted for 45% and 57% of our revenues in the three months ended September 30, 2003 and 2002, respectively. In the six months ended September 30, 2003 and 2002, a relatively small number of customers have accounted for a large portion of our revenues, and the composition of our major customers has changed from period to period. We had two customers that individually accounted for at least 10% of our revenues in each of the six-month periods ended September 30, 2003 and 2002. In the aggregate, these customers accounted for 45% and 49% of our revenues in the six months ended September 30, 2003 and 2002, respectively.

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

         We derive revenues principally from the sale of software licenses, software maintenance contracts and consulting services. We offer two types of licenses: perpetual and time-based. Perpetual licenses have no expiration date, while time-based licenses require renewal. Our software product licenses provide a narrowly defined subset of features for a given customer. The customer may acquire additional licenses to extend the functionality of our products as its technologies and facilities change, or if it wishes to use additional features of our software for its production process. Our licenses usually limit the number of people who can use the software at a given time.

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

Litigation

         Management's estimated range of liability related to some of the pending litigation is based on claims for which we can estimate the amount and range of loss. Because of the uncertainties related to our insurance coverage and the indemnification we have provided to various parties who are defendants, and the amount and range of potential losses, if any, related to litigation, management is currently unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, we will assess the potential liability related to our pending litigation and create and/or revise our estimates. Such revisions in estimates of the potential liability could materially impact our results of operation and financial position. Any adverse resolution of the pending litigation could materially affect our financial resources and liquidity.

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

Stock-based compensation

         We account for our employee stock option plans using the intrinsic value method described in APB No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Under APB Opinion No. 25, deferred stock compensation is recorded for the difference, if any, between an option's exercise price and the fair value of the underlying common stock on the grant date of the option. As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation," we adopted the "disclosure only" alternative described in SFAS No. 123 for employee stock plans.

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

         Compensation expense resulting from employee and non-employee stock options are amortized to expense using an accelerated approach over the term of the options in accordance with FIN No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans."

RECENT ACCOUNTING PRONOUNCEMENTS


         In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51". FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. In October 2003, the FASB issued FASB Staff Position ("FSP") 46-e, effective date of Interpretation 46, which deferred the latest date by which all public entities must apply FIN 46, to the first reporting period ending after December 15, 2003. We do not believe that the adoption of this standard will have a material effect on our financial position or results of operations.

         In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends SFAS No. 133 for certain decisions made by the FASB Derivatives Implementation Group. In particular, SFAS No. 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FIN 45, and (4) amends certain other existing pronouncements. This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. In addition, most provisions of SFAS No. 149 are to be applied prospectively. We do not expect the adoption of SFAS No. 149 to have a material impact upon our financial position, cash flows or results of operations.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, with the exception of the provisions of paragraphs 9 and 10 of SFAS No. 150 related to mandatorily redeemable non-controlling interests, which have been deferred. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. We do not expect the adoption of SFAS No.150 to have a material impact upon our financial position, cash flows or results of operations.


RESULTS OF OPERATIONS

Comparison of the three and six months ended September 30, 2003 and 2002

         Revenues. Total revenues decreased to $3.3 million in the three months ended September 30, 2003 from $4.5 million in the three months ended September 30, 2002, or a decrease of 27%. Total revenues decreased to $5.4 million in the six months ended September 30, 2003 from $6.8 million in the six months ended September 30, 2002, or a decrease of 21%. Our sales cycle for the license of our software products has historically been very long as our customers spend a significant amount of time evaluating our products. Customer purchase orders typically include integration and installation services, rights of return and acceptance criteria. As such, we defer a significant amount of our license revenue until integration and installation services are complete, rights of return lapse and final acceptance occurs. The amount of our license revenue is currently at levels that have resulted in no meaningful trend from period to period, and our ability to sell our products in the future may be affected by the current decline in capital spending by potential customers in the semiconductor industry and our pending lawsuits. Our revenues in all periods were highly concentrated, with 45% of total revenues in the three months ended September 30, 2003 coming from one customer, 57% of total revenues in the three months ended September 30, 2002 coming from two customers, 45% of total revenues in the six months ended September 30, 2003 coming from two customers and 49% of total revenues in the six months ended September 30, 2002 coming from two customers.

         Software license revenue remained flat at $1.9 million in the three months ended September 30, 2003 and the three months ended September 30, 2002. Software license revenue remained constant at $2.0 million in the six months ended September 30, 2003 and in the six months ended September 30, 2002.

         Consulting services, maintenance and other revenues decreased to $1.4 million in the three months ended September 30, 2003, down from $2.5 million in the three months ended September 30, 2002, or a decrease of 45%. The decrease was due to customer delays in providing layout design specifications for custom services work and verifying silicon testing result, as well as a reduction in the size of new services contracts. Consulting services, maintenance and other revenues decreased to $3.3 million in the six months ended September 30, 2003, down from $4.8 million in the six months ended September 30, 2002, or a decrease of 30%. The decrease was due to customer delays in providing layout design specifications for custom services work and verifying silicon testing result, as well as a reduction in the size of new services contracts.

         Gross profit. As a percentage of revenues, gross profit decreased from 81% for the three months ended September 30, 2002 to 71% for the three months ended September 30, 2003. As a percentage of revenues, gross profit decreased from 78% for the six months ended September 30, 2002 to 67% for the six months ended September 30, 2003. The decrease in gross profit percentage is a result of providing lower margin services work in the three and six months ended September 30, 2003 versus the three and six months ended September 30, 2002. Gross profit has been and will continue to be affected by a variety of factors, the most important of which is the relative mix of revenues among software licenses, maintenance fees and consulting services.

         Research and development. Research and development expenses represented 47% of revenues in the three months ended September 30, 2003 compared to 72% of revenues in the three months ended September 30, 2002. Research and development expenses represented 63% of revenues in the six months ended September 30, 2003 compared to 101% of revenues in the six months ended September 30, 2002. Actual costs decreased to $1.5 million for the three months ended September 30, 2003, down from $3.2 million for the three months ended September 30, 2002. Actual costs decreased to $3.4 million for the six months ended September 30, 2003, down from $6.8 million for the six months ended September 30, 2002. This decrease is primarily attributable to the cost-cutting measures we put in place in September 2002. Salaries and related benefits of research and development engineers represent the single largest component of our research and development expenses.

         Sales, general and administrative. Sales, general and administrative expenses for the three months ended September 30, 2003 were $3.9 million, or 119% of revenues, compared to $7.3 million, or 163% of revenues in the three months ended September 30, 2002. Sales, general and administrative expenses for the six months ended September 30, 2003 were $8.3 million, or 155% of revenues, compared to $12.1 million, or 178% of revenues in the three months ended September 30, 2002. The decrease in costs was primarily due to decreases in staff as a result of our cost cutting measures in September 2002 and professional fees related to the special investigation and resultant restatement of our financial statement during the three months ended September 30, 2002, offset by legal fees associated with our pending litigation.

         Stock-based compensation. Stock-based compensation expense for the three months ended September 30, 2003 increased to $22,000, compared with a recovery of $245,000 for the three months ended September 30, 2002. Stock-based compensation expense for the six months ended September 30, 2003 decreased to $128,000, compared with $461,000 for the six months ended September 30, 2002. The recovery of stock-based compensation expense in the three months ended September 30, 2003 and 2002 was primarily as a result of reversing previously expensed stock-based compensation being amortized on an accelerated basis which was not earned by certain terminated employees.

         Amortization of intangible assets. Amortization of intangible assets was $332,000 in the three months ended September 30, 2003, compared to $367,000 in the three months ended September 30, 2002. Amortization of intangible assets was $664,000 in the six months ended September 30, 2003, compared to $830,000 in the six months ended September 30, 2002. This decrease in amortization is due to certain intangible assets being fully amortized prior to the three months ended September 30, 2003.

         Interest income (expense) and other, net. Interest income, net of interest and other expenses for the three months ended September 30, 2003, was $47,000, compared to $135,000, for the three months ended September 30, 2002. Interest income, net of interest and other expenses for the six months ended September 30, 2003, was $96,000, compared to $330,000, for the six months ended September 30, 2002. This decrease was due to less interest income from lower average balances of cash, cash equivalents and short-term investments and further reduced as a result of lower interest rates during the three months ended September 30, 2003, compared to September 2002.

         Provision for income taxes. In the three months ended September 30, 2003 and 2002, we incurred operating losses for which we have recorded valuation allowances for the full amount of our net deferred tax assets, because the future realization of the deferred tax assets was not likely as of June 30, 2003 and 2002. Our tax provision of $5,000 in the three months ended September 30, 2003, and $12,000 in the six months ended September 30, 2003, relates to international withholding taxes.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 2003, we had approximately $12.7 million in cash and cash equivalents and short-term investments. Net cash used in operating activities for the six months ended September 30, 2003 was approximately $7.0 million, compared to $16.9 million used in operating activities for the six months ended September 30, 2002. Our cash used in operations for the six months ended September 30, 2003 and 2002 was primarily due to our net loss, adjusted for certain non-cash items including depreciation and amortization and stock-based compensation, and the timing of the collection of accounts receivable, the timing of the payment of accounts payable and accrued liabilities, and a decrease in the deferred revenue balances.

         Net cash used in investing activities was $5.2 million for the six months ended September 30, 2003, compared to $481,000 used in investing activities for the six months ended September 30, 2002. The cash used in investing activities for the six months ended September 30, 2003 consisted primarily of the purchase of marketable securities. Our investing activities for the six months ended September 30, 2002 consisted primarily of the acquisition of DYM, issuance of a note receivable and equipment purchases, offset by sales of marketable securities.

         Net cash used in financing activities was $1.7 million for the six months ended September 30, 2003, mainly due to the repayment of our $1.5 million convertible debenture and $221,000 in payments of capital lease obligations. Net cash provided by financing activities was $1.4 million for the six months ended September 30, 2002, primarily from amounts received from our former CEO and proceeds from the exercise of stock options, partially offset by the repayment of capital lease obligations.

         We believe our current cash and cash equivalents, our short-term investments, and our cash flows from operations will be sufficient to meet our cash requirements through at least March 31, 2004. Our future cash position will be adversely affected by slow or diminished revenue growth, research and development expenses, additional sales and marketing costs and higher general and administrative expenses, such as professional fees associated with our pending litigation. The Company does not believe that it will be able to raise additional capital until the litigation described below is resolved.

         See Note 8 to our March 31, 2003 Consolidated Financial Statements filed on Form 10-K for information regarding our operating leases. As of March 31, 2003, our aggregate future minimum operating lease commitments through the year ending 2007 totaled $3.6 million.

         Between July 31, 2002 and November 15, 2002, fourteen class-action lawsuits were filed and are pending against the Company, certain current and former officers and directors of the Company, and the Company's independent auditors (collectively, the "Defendants") in the United States District Court for the Northern District of California. The lawsuits allege that the Defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder by the SEC, by making a series of material misrepresentations as to the financial condition of the Company during the class period of July 31, 2001 to July 19, 2002. Several of the lawsuits further allege violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933. The plaintiffs are generally seeking to recover compensatory damages, costs and expenses incurred, interest and such other relief as the court may deem appropriate. On September 29, 2003, the United States District Court for the Northern District of California issued an order consolidating all of these lawsuits into a single action. The order also named a lead plaintiff and a lead plaintiff's counsel. A status conference is scheduled for November 12, 2003. Lead plaintiff's counsel has until December 1, 2003 to file a consolidated complaint.

         We are also a nominal defendant in five stockholder derivative lawsuits pending in Superior Court in the County of Santa Clara, California. These lawsuits, which were filed between July 31, 2002 and September 30, 2002, assert derivative claims on behalf of the Company against certain current and former officers and directors of the Company and the Company's independent auditors. The claims asserted in these lawsuits include insider trading, breach of fiduciary duties, aiding and abetting breaches of fiduciary duties, negligence and professional malpractice, negligent misrepresentation and omission, contribution and indemnification, abuse of control, gross mismanagement, unjust enrichment and breach of contract. These lawsuits seek damages suffered by the Company, treble damages for the sale of shares, costs and expenses of these actions and such other relief, as the court may deem appropriate. In an order dated December 3, 2002, the Court consolidated these actions and appointed lead plaintiff's counsel. The date for filing a consolidated complaint has been continued to December 15, 2003.

         Five shareholders of the Company have brought suit in the state court of the District Court of Dallas County, Texas, against the Company's independent auditors and the managing underwriter in the Company's initial public offering, in connection with claims relating to the Company's acquisition of Covalar Technologies Group, Inc. in February 2002. The Company has been named as a responsible third party in this action for purposes of apportioning fault in jury findings; to date, no claims have been brought against the Company. Subject to a reservation of rights, we have accepted the underwriter's request to indemnify the underwriter in connection with the initial public offering and to advance expenses in this matter. While we have obtained insurance to cover our obligation to indemnify and advance expenses to the underwriter, the carrier stated that it intends to rescind coverage to HPL for this claim, but also stated that it might revisit this issue after reviewing certain requested information. That information has been provided, but the insurer has not yet informed the Company as to whether it will modify its position. If it does not contest coverage, however, coverage for these indemnification obligations is subject to a sub-limit of $1,000,000. Discovery is ongoing in the lawsuit, and the Company's potential liability cannot be determined at this time. On October 6, 2003, plaintiffs filed a second amended complaint.

         Five former shareholders of FabCentric, Inc., which was acquired by the Company in December 2001, have sued the Company, the Company's former President and CEO and former CFO, and the Company's independent auditors in a lawsuit pending in Superior Court in the County of Santa Clara, California. This lawsuit was filed on or about May 22, 2003. This lawsuit alleges claims for fraud, negligent misrepresentation, breach of warranties and covenants, breach of contract and negligence, and seeks rescission or, alternatively, damages, costs and expenses. On September 15, 2003, we filed a motion to stay this action. On or about October 31, 2003, Plaintiffs filed a First Amended Complaint adding the managing underwriter in the Company's initial public offering and the Company's current CFO as defendants.

         Additionally, in April 2003, UBS PaineWebber, Inc. filed suit against the Company in the Supreme Court of the State of New York, County of New York (the "New York Action") alleging tortius interference of contract and a violation of the Uniform Commercial Code. The action relates to the transfer of shares of HPL common stock putatively pledged to UBS PaineWebber, Inc. by Y. David Lepejian, the Company's former President and CEO, and his spouse and seeks, among other things, mandatory injunctive relief requiring HPL to effect the transfer of subject stock. In May 2003, we filed an interpleader action in United States District Court for the Northern District of California relating to the New York Action. Mr. Lepejian and UBS PaineWebber are currently engaged in an NASD arbitration proceeding regarding the pledge of the shares. The interpleader action and the action in New York were dismissed and on October 1, 2003, UBS Paine Webber filed suit in Delaware state court which essentially re-stated the claims originally asserted in the New York action. We are evaluating these allegations.

         Additionally, Twin City Fire Insurance Company (one of the Company's excess insurance carriers) filed a declaratory relief action on October 6, 2003, in Superior Court in the County of Santa Clara, California, against the Company, its former President and CEO, its former CFO, and other former and current officers and directors of the Company. On October 23, 2003, Twin City filed an amended complaint adding additional defendants. On October 30, 2003, Twin City filed a second amended complaint adding certain exhibits. Twin City is seeking a determination that no coverage is afforded defendants because of misrepresentations in the insurance application. We are evaluating these allegations.

         All of the aforementioned litigation matters are in the early stages. As a result, we believe that no amount should be accrued for these matters under Statement of Financial Accounting Standard ("SFAS No. 5"), "Accounting for Contingencies," because we are currently unable to evaluate the likelihood of an unfavorable outcome or estimate the amount or range of potential loss, if any.

         Any adverse resolution of the aforementioned litigation could have a material effect on our financial position, results of operations or cash flows. We are investigating informal or formal restructuring alternatives which potentially may dilute shareholder equity but could mitigate any material adverse affect on our financial position or results of operations which might otherwise result from an unfavorable resolution of these lawsuits. Any such dilution could be significant and could greatly affect the value of our common stock. See "Risk Factors".

                                  RISK FACTORS

RISKS ASSOCIATED WITH OUR BUSINESS

An investment in our securities is highly speculative.

         We have sustained a substantial decline in the value of our securities since announcing the accounting and financial inaccuracies in our previously filed financial statements and our securities have been delisted from the Nasdaq National Market System. We have also been named as a defendant in a number of lawsuits and been the subject of an SEC investigation. The ultimate cost and effect of these matters on the financial condition, results of operations, and customer relations is unknown at this time. If the Company is unsuccessful in defending itself in these actions, we may face significant damage awards that could materially impair our liquidity and results of operations. In addition, the Company is investigating informal and formal restructuring alternatives which potentially may dilute shareholder equity. Accordingly, an investment in our securities is highly speculative and should not be made unless you are prepared to lose your entire investment.

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

         As of September 30, 2002, our stock was delisted from Nasdaq due to failure to comply with continued listing standards. Our stock is currently traded in the over the counter market or "pink sheets." Stocks trading in this market typically suffer significantly lower volume (liquidity) and lower share prices. We may not be able to list our securities on Nasdaq or another national market and a liquid market for our securities may never develop.

We currently have only three directors and believe we will have difficulty attracting qualified candidates to serve on our board. Our failure to add additional directors could adversely impact the management of our company, our compliance with securities laws and our future exchange listing eligibility.

         Since July 2002, two of our directors resigned from the board of directors of the Company, leaving only three directors. We have begun searching for candidates to fill these vacancies. However, in light of the restatement of our financial statements and the pending securities litigation, we believe we will have difficulty attracting qualified individuals to serve on our board. Our inability to attract and retain qualified independent directors may adversely affect the quality of our management and may make it more difficult for us to comply with corporate governance requirements of the securities exchanges, such as Nasdaq and those imposed by the Securities and Exchange Commission pursuant to the Sarbanes-Oxley Act of 2002.

There are significant barriers to widespread adoption of our yield optimization products by the semiconductor industry.

         In order for our business to grow, we must overcome certain barriers to the adoption of our yield optimization products by the semiconductor industry. Many semiconductor designers and manufacturers have in-house yield management systems and may be reluctant to implement our software because they may believe that third party tools will not incorporate their existing know-how and methodology. If participants in this industry reject using third party software to optimize their yield, our growth would be impaired, which would negatively affect our results of operations and cause our business to fail. In addition, because our yield optimization solutions are relatively new to the semiconductor industry and can be difficult to explain, intensive marketing and sales efforts will be necessary to educate prospective industry partners and customers regarding the uses and benefits of our technologies and software products. Accordingly, we cannot assure you that our software products will gain acceptance at the level or in the time-frame we anticipate. Such a failure to gain acceptance would have a material adverse effect on our business.

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

         In each of the three months and six months ended September 30, 2003, customers that individually accounted for at least 10% of our revenues together represented 45% of our revenues and in each of the three months and six months ended September 30, 2002, customers that individually accounted for at least 10% of our revenues together represented 57% and 49% of our revenues, respectively. In each of these three and six months, there was substantial change among the companies that represented our largest customers. In the three months ended September 30, 2003, sales to one customer accounted for 45% of our revenues. In the six months ended September 30, 2003, sales to two customers accounted for 28% and 17%, respectively, of our revenues. Because we derive most of our revenues from a few customers and because our existing customers' needs for additional products are based on intermittent events, such as the introduction of new technologies or processes, building of new facilities or the need to increase capacity of existing facilities, our largest customers change from period to period. Delays or failures in selling new licenses to existing or new customers would cause significant period-to-period changes in our operating results, which may result in our failure to meet market expectations. We may also incur significant expense and devote management attention to the pursuit of potentially significant license revenues, but ultimately fail to secure these revenues.

We must continually replace the revenues generated from the sale of licenses and one-time orders to maintain and grow our business.

         Over the past six months, we have generated the bulk of our revenues from sales of one-time customer orders. These licenses and orders produce large amounts of revenues in the periods in which the license fees are recognized and are not necessarily indicative of a commensurate level of revenues from the same customers in future periods. Achieving period-to-period growth will depend significantly on our ability to expand the number of users of our products within our customers' organizations, license additional software to our customers and attract new customers. We may not be successful in these sales efforts and, consequently, revenues in any future period may not match that of prior periods.

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

         Maintaining and capitalizing on our current competitive strengths will require us to invest heavily in research and development, marketing, and customer service and support. Although we intend to devote substantial expenditures to product development, we may not be able to create new products in a timely manner that adequately meets the needs of our existing and potential customers. A failure to do so would adversely affect our competitive position and would result in lower sales and a decline in our profitability.

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

         Because our software products are complex, they could contain errors or "bugs" that can be detected at any point in a product's lifecycle. We have a team dedicated to detecting errors in our products prior to their release in order to enable our software developers to remedy any such errors. In the past, we have discovered errors in some of our products and have experienced delays in the delivery of our products because of these errors. In addition, we have software engineers and developers who participate in the maintenance and support of our products and assist in detecting and remedying errors after our products are sold. On some occasions in the past, we have had to replace defective products that were already delivered. These delays and replacements have principally related to new product releases. Detection of any significant errors may result in:

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

We may continue to experience losses in the future and it will adversely affect our future cash position.

         We will need to continue to generate new sales while controlling our costs and we may not be able to successfully generate enough revenues to cover our expenses. We anticipate that our expenses may increase in the next twelve months as we:

        o increase our direct sales and marketing personnel and activities;
        o develop our technology, expand our existing product lines and create additional software modules for our products;
        o develop additional strategic alliances with third party providers of semiconductor design, fabrication and test solutions;
        o implement additional internal systems and develop additional infrastructure; and
        o pay professional fees and other costs related to litigation matters.

         Any failure to increase our revenues and control costs as we implement our product and distribution strategies would harm our profitability, adversely affect our cash position, and would likely negatively affect the market price of our common stock. We also do not believe that we will be able to raise additional capital until the litigation, described in Note 2 to the Unaudited Condensed Consolidated Financial Statements, is resolved.

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

         Armenia voted for independence in 1991 and adopted its current constitution in 1995. Laws protecting property (including intellectual property) are not well established and may be difficult to enforce. In recent years, Armenia has suffered significant political and economic instability. Any future political and economic instability could interfere with our ability to retain or recruit employees, significantly increase the cost of our operations, or result in regulatory restrictions on our business, making it difficult for us to maintain our business in Armenia or disrupting our Armenian operations. Any significant increase in the costs of our Armenian operations (whether due to inflation, imposition of additional taxes or other causes) would diminish, and could eliminate the current cost-advantages. Furthermore, we cannot assure you that restrictive foreign relations laws or policies on the part of Armenia or the United States will not constrain our ability to operate effectively in both countries. If we lose or choose to terminate any part of our Armenian operation, replacements could be costly and we could experience delays in our product development, thereby harming our competitive position and adversely affecting our results of operations.

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

     Sales to customers located outside the United States accounted for approximately 79% and 67% of our revenues in the three months ended September 30, 2003 and 2002, respectively, and 66% and 51% for the six months ended September 30, 2003 and 2002, respectively. We anticipate that sales to customers located outside the United States will represent a significant portion of our total revenues in future periods. In addition, many of our customers rely on third party foundries operating outside of the United States. Accordingly, our operations and revenues are subject to a number of risks associated with foreign commerce, including the following:

     o   managing foreign distributors;
     o   maintaining relationships with foreign distributors;
     o   staffing and managing foreign branch offices;
     o   political and economic instability abroad;
     o   foreign currency exchange fluctuations;
     o   changes in tax laws and tariffs;
     o   timing and availability of export licenses;
     o   inadequate protection of intellectual property rights in some countries
     o   obtaining governmental approvals for certain technologies.

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

         Interest Rate Risk

         We invest excess cash in debt instruments of the U.S. Government and its agencies, and in high quality corporate issuers and, limit the amount of credit exposure to any one issuer. Our investments in fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates. We believe that a change in long-term interest rates would not have a material effect on our business, financial condition results of operations or cash flow. Our cash and cash equivalents consist of cash and highly liquid money market instruments with original or remaining maturities of 90 days or less. Because of the short maturities of these instruments, a sudden change in market interest rates would not have a material impact on the fair value of the portfolio, but it may cause the amount of income we derive to vary significantly from period to period. A hypothetical 10% increase in interest rates would result in an approximate $54,000 decrease in the fair value of our available-for-sale securities as of September 30, 2003.

         Foreign Exchange Risk

         Our foreign sales are primarily denominated in U.S. dollars and, as a result, we have relatively little exposure to foreign currency exchange risk with respect to revenues. Our sales through our Japanese subsidiary, which represented approximately 10 % of total revenues for the three months ended September 30, 2003, are denominated in Yen. A 10% adverse change in Yen exchange rates would not have had a material impact on revenues for the three months ended September 30, 2003. Additionally, our exposure to foreign exchange rate fluctuations arises in part from inter-company accounts which can be denominated in the functional currency of the foreign subsidiary. As exchange rates vary when the accounts are translated, results may vary from expectations and adversely impact earnings. The effect of foreign exchange rate fluctuations for the three months ended September 30, 2003 was not material.

         While our foreign sales are generally denominated in U.S. dollars, our international subsidiaries' books and records are maintained in the local currency. As a result, our financial statements are remeasured in U.S. dollars using a combination of current and historical exchange rates. The functional currencies of our foreign subsidiaries are their local currencies. We translate certain assets and liabilities to U.S. dollars at the current exchange rate as of the applicable balance sheet date. Revenues and expenses are translated at the average exchange rates prevailing during the period. Adjustments resulting from the translation of the foreign subsidiaries' financial statements are recorded in accumulated other comprehensive income (loss) in stockholders' equity.

ITEM 4.  CONTROLS AND PROCEDURES

CEO and CFO Certifications

         Attached as Exhibits 31.1 and 31.2 to this Quarterly Report on Form 10-Q are certifications of our Chief Executive Officer and Chief Financial Officer. The certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002. This section of the Quarterly Report on Form 10-Q contains the information concerning the disclosure controls and procedures evaluation referred to in the Section 302 certifications and this information should be read in conjunction with the Section 302 certifications for a more complete understanding of the topics presented.

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

Limitations on the Effectiveness of Controls

         Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within HPL have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Scope of the Controls Evaluation

         As the end of the period covered by this report (the "Evaluation Date"), the Company's Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures. The evaluation of our disclosure controls included a review of disclosure controls implemented by HPL and the effect of the controls on the information generated for use in this Quarterly Report on Form 10-Q. In the course of the controls evaluation, we sought to identify data errors, weaknesses in the control problem or acts of fraud and to confirm that appropriate corrective action, including process improvements, if any, were being undertaken. This type of evaluation will be done on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in our quarterly reports on Form 10-Q and our Annual Report on Form 10-K. The overall goals of these various evaluation activities are to monitor our disclosure controls and to make modifications as necessary; our intent in this regard is that the disclosure controls will be maintained as dynamic systems that change (with improvements and corrections) as conditions warrant.

         Among other matters, we sought in our evaluation to determine whether there were any significant deficiencies or material weaknesses in our disclosure controls, or whether we had identified any acts of fraud involving personnel who have a significant role in our disclosure controls. This information was important both for the controls evaluation generally and because the Section 302 certifications of the Chief Executive Officer and the Chief Financial Officer require that the Chief Executive Officer and the Chief Financial Officer disclose that information to our board's audit committee and to our independent auditors and to report on related matters in this section of the Quarterly Report on Form 10-Q. We also sought to deal with other controls matters in the controls evaluation and, in each case if a problem was identified, we considered what revision, improvement, and/or correction to make in accordance with our ongoing procedures. In accordance with SEC requirements, the Chief Executive Officer and the Chief Financial Officer note that, since the date of the controls evaluation to the date of this Quarterly Report on Form 10-Q, there have been no significant changes in disclosure controls or in other factors that could significantly affect our disclosure controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Conclusions

         Based upon the disclosure controls evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, subject to the limitations noted above, our disclosure controls are effective to ensure that material information relating to HPL is made known to management, including our Chief Executive Officer and Chief Financial Officer, particularly during the period when our periodic reports are being prepared, and that our disclosure controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles. There were no significant changes in the Company's disclosure controls, or to the Company's knowledge, in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the Evaluation Date.

         PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Between July 31, 2002 and November 15, 2002, fourteen class-action lawsuits were filed and are pending against the Company, certain current and former officers and directors of the Company, and the Company's independent auditors (collectively, the "Defendants") in the United States District Court for the Northern District of California. The lawsuits allege that the Defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder by the SEC, by making a series of material misrepresentations as to the financial condition of the Company during the class period of July 31, 2001 to July 19, 2002. Several of the lawsuits further allege violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933. The plaintiffs are generally seeking to recover compensatory damages, costs and expenses incurred, interest and such other relief as the court may deem appropriate. On September 29, 2003, the United States District Court for the Northern District of California issued an order consolidating all of these lawsuits into a single action. The order also named a lead plaintiff and a lead plaintiff's counsel. A status conference is scheduled for November 12, 2003. Lead plaintiff's counsel has until December 1, 2003 to file a consolidated complaint.

         The Company is also a nominal defendant in five stockholder derivative lawsuits pending in Superior Court in the County of Santa Clara, California. These lawsuits, which were filed between July 31, 2002 and September 30, 2002, assert derivative claims on behalf of the Company against certain current and former officers and directors of the Company and the Company's independent auditors. The claims asserted in these lawsuits include insider trading, breach of fiduciary duties, aiding and abetting breaches of fiduciary duties, negligence and professional malpractice, negligent misrepresentation and omission, contribution and indemnification, abuse of control, gross mismanagement, unjust enrichment and breach of contract. These lawsuits seek damages suffered by the Company, treble damages for the sale of shares, costs and expenses of these actions and such other relief as the court may deem appropriate. In an order dated December 3, 2002, the Court consolidated these actions and appointed lead plaintiff's counsel. The date for filing a consolidated complaint has been continued to December 15, 2003.

         Five shareholders of the Company have brought suit in state court of the District Court of Dallas County, Texas, against the Company's independent auditors and the managing underwriter in the Company's initial public offering, in connection with claims relating to the Company's acquisition of Covalar Technologies Group, Inc. in February 2002. The Company has been named as a responsible third party in this action for purposes of apportioning fault in jury findings; to date, no claims have been brought against the Company. Subject to a reservation of rights, the Company has accepted the underwriter's request to indemnify the underwriter in connection with the Company's initial public offering and to advance expenses in this matter. While the Company had obtained insurance to cover its obligation to indemnify and advance expenses to the underwriter, the insurer has stated that it intends to rescind coverage to HPL for this claim, but also stated that it might revisit this issue after reviewing certain requested information. That information has been provided, but the insurer has not yet informed the Company as to whether it will modify its position. If it does not contest coverage, however, coverage for these indemnification obligations is subject to a sub-limit of $1,000,000. Discovery is ongoing in the lawsuit, and the Company's potential liability cannot be determined at this time. On October 6, 2003 plaintiffs filed a second amended complaint.

         Five former shareholders of FabCentric, Inc., which was acquired by the Company in December 2001, have sued the Company, the Company's former President and CEO and former CFO, and the Company's independent auditors in a lawsuit pending in Superior Court in the County of Santa Clara, California. This lawsuit was filed on or about May 22, 2003. This lawsuit alleges claims for fraud, negligent misrepresentation, breach of warranties and covenants, breach of contract and negligence, and seeks rescission or, alternatively, damages, costs and expenses. On September 15, 2003, the Company filed a motion to stay this action. On or about October 31, 2003, Plaintiffs filed a First Amended Complaint adding the managing underwriter in the Company's initial public offering and the Company's current CFO as defendants.

         Additionally, in April 2003, UBS PaineWebber, Inc. filed suit against the Company in the Supreme Court of the State of New York, County of New York (the "New York Action") alleging tortius interference of contract and a violation of the Uniform Commercial Code. This action relates to the transfer of shares of HPL common stock putatively pledged to UBS PaineWebber, Inc. by Y. David Lepejian, the Company's former President and CEO, and his spouse and seeks, among other things, mandatory injunctive relief requiring HPL to effect the transfer of the subject stock. In May 2003, the Company filed an interpleader action in United States District Court for the Northern District of California relating to the New York Action. Mr. Lepejian and UBS PaineWebber are currently engaged in an NASD arbitration proceeding regarding the pledge of the shares. The interpleader action and the action in New York were dismissed and on October 1, 2003, UBS Paine Webber filed suit in Delaware state court which essentially re-stated the claims originally asserted in the New York action. The Company is evaluating these allegations.

         Additionally, Twin City Fire Insurance Company (one of the Company's excess insurance carriers) filed a declaratory relief action on October 6, 2003, in Superior Court in the County of Santa Clara, California, against the Company, its former President and CEO, its former CFO, and other former and current officers and directors of the Company. On October 23, 2003, Twin City filed an amended complaint adding additional defendants. On October 30, 2003, Twin City filed a second amended complaint adding certain exhibits. Twin City is seeking a determination that no coverage is afforded defendants because of misrepresentations in the insurance application. We are evaluating these allegations.

         All of the aforementioned litigation matters are in the early stages. As a result, the Company believes that no amount should be accrued for these matters under SFAS No. 5, "Accounting for Contingencies," because we are currently unable to evaluate the likelihood of an unfavorable outcome or estimate the amount or range of potential loss, if any.

         Any adverse resolution of the aforementioned litigation could have a material effect on our financial position, results of operations or cash flows. We are investigating a number of alternatives, including informal and formal restructuring, which potentially may dilute shareholder equity but could mitigate any material adverse affect on our financial position or results of operations which might otherwise result from an unfavorable resolution of these lawsuits. Any such dilution could be significant and could greatly affect the value of our common stock. See, Risk Factors.


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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a) Exhibits:

Exhibit
Number                                            Description
------------  ---------------------------------------------------------------------------------------------------

       10.1   Employment Offer Letter from HPL Technologies, Inc. to William H. Lamkin III, dated August 22, 2003
       10.2   Employment Offer Letter from HPL Technologies, Inc. to Brian S. Gordon, dated August 26, 2003

       31.1   Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
       31.2   Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
       32.1   Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
       32.2   Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K:

         The Registrant filed a Current Report on Form 8-K on August 14, 2003.


                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                          HPL Technologies, Inc.


Date:  November 13, 2003                         By:     /s/ CARY D. VANDENBERG

                                                 -------------------------------
                                                              Cary D. Vandenberg
                                           President and Chief Executive Officer

         EXHIBIT INDEX

Exhibit
Number                                           Description
------------  --------------------------------------------------------------------------------------------------

       10.1   Employment Offer Letter from HPL Technologies, Inc. to William H. Lamkin III, dated August 22, 2003
       10.2   Employment Offer Letter from HPL Technologies, Inc. to Brian S. Gordon, dated August 26, 2003

       31.1   Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
       31.2   Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
       32.1   Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
       32.2   Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


                                                                    EXHIBIT 10.1
August 22, 2003

Mr. William Lamkin III

Dear Bill,

This letter is to formalize our offer of full-time employment for you at HPL Technologies, Inc. "(HPL)". Our offer is as follows:

Position and Title:Senior Vice President of Sales and Marketing, reporting to
                   Cary Vandenberg, our CEO and President

Salary:            $175,000 per year paid semi-monthly

Commission Plan:   0.4% from $1 to $12,000,000
                   1% (of incremental amounts) from $12,000,001 to $16,000,000 1.2% (of incremental amounts) above $16,000,000
                   Payment of Commissions will be made on a quarterly basis and is determined by the policies in HPL's 2003 Sales Commission
                   Plan.

Start Date:        September 8, 2003

In this position, you are entitled to the following summary benefits provided to you by HPL:

         1. Health Insurance -- covered by BlueShield or Kaiser

         2. Dental Insurance -- covered by Delta Dental

         3. Fidelity 401K Plan -- Enrollment date is the first day of the month following your hire date

         4. Flexible Spending Account -- for medical and dependent care expense reimbursement

         5. Company paid Life Insurance, LTD and STD benefits

         6. Paid Company Vacation and personal leave -- 15 working days plus five sick leave days

         7. Ten Paid Holidays plus two floating days per calendar year

         Subject to board of director approval, you will be also entitled to 350,000 stock options. The exercise price of such options will be the closing price of HPL's stock on the OTC market on the later of the date approved by our Board of Directors or your first day of employment. The HPL Employee Stock Option Plan or its successor will governs the terms of any stock option grant.

         Your offer of employment is contingent on 1) verification of employment eligibility in the United States according to the Immigration Reform and Control Act of 1986, and 2) a satisfactory background check, which includes your driving records. HPL reserves the right to rescind your offer if the above two conditions are not met. Please submit a copy of your driver's license to Human Resources on your first day of employment.

         In addition, you will also be required to submit the enclosed Employee Confidential Information and Inventions Agreement on your first day of employment.

         We hope that you and the Company will find mutual satisfaction with your employment. Nevertheless, employees have the right to terminate their employment at any time, with or without cause or notice, and the Company reserves for itself an equal right. Nothing in this letter is intended to modify this at will employment relationship.

         This letter/agreement and the Employee Confidential Information and Inventions Agreement contain the entire agreement with respect to your employment and supersede any prior or contemporaneous representations or agreements. The terms of this offer may only be changed by written agreement, although the Company may from time to time, in its sole discretion, adjust the salaries and benefits paid to you and its other employees, as well as reporting relationships, job titles and responsibilities. Kindly indicate your consent to this employment agreement by signing and returning a copy of this letter and a completed Employee Confidential Information and Inventions Agreement to Ms. Annie Chow, our Human Resources Manager, at our San Jose Headquarters by the first day of your employment.

         This offer will automatically terminate by September 5, 2003 if not accepted by the undersigned in writing with the return of this letter.

         Yours very truly,                         I agree and accept this offer

         /s/ Cary D. Vandenberg                           /s/ William Lamkin III
         ----------------------                           ---------------------
            Cary D. Vandenberg                                William Lamkin III
             CEO and President

         Date: August 22, 2003

                                                                    Exhibit 10.2


August 26, 2003

Mr. Brian Gordon

Dear Brian,

This letter is to formalize our offer of full-time employment for you at HPL Technologies, Inc. "(HPL)". Our offer is as follows:

Position and Title:Vice President of Software Engineering, reporting to Cary
                   Vandenberg, our CEO and President

Salary:           $175,000 per year paid semi-monthly

Bonus:            $25,000 paid annually and based upon personal objectives and milestones to be determined within 60 days of employment
                  $15,000 paid annually and based on milestone achievements for the company. All Bonuses will be paid on a pro-rata basis to the Fiscal year (April - March; e.g. start date of Sept.
                  equals 7/12 of the bonus is eligible for payment in March
                  2004).
Start Date:       As early as practical

In this position, you are entitled to the following summary benefits provided to you by HPL:

         1. Health Insurance -- covered by BlueShield or Kaiser

         2. Dental Insurance -- covered by Delta Dental

         3. Fidelity 401K Plan -- Enrollment date is the first day of the month following your hire date

         4. Flexible Spending Account -- for medical and dependent care expense reimbursement

         5. Company paid Life Insurance, LTD and STD benefits

         6. Paid Company Vacation and personal leave -- 15 working days plus five sick leave days

         7. Ten Paid Holidays plus two floating days per calendar year

         Subject to board of director approval, you will be also entitled to 350,000 stock options. The exercise price of such options will be the closing price of HPL's stock on the OTC market on the later of the date approved by our Board of Directors or your first day of employment. The HPL Employee Stock Option Plan or its successor will govern the terms of any stock option grant.

         If the company terminates your employment without cause, you will receive all wages earned; including accrued but unused vacation policy. In addition, HPL will continue to pay your base salary for a period of 3 months from your date of termination.

         Your offer of employment is contingent on 1) verification of employment eligibility in the United States according to the Immigration Reform and Control Act of 1986, and 2) a satisfactory background check, which includes your driving records. HPL reserves the right to rescind your offer if the above two conditions are not met. Please submit a copy of your driver's license to Human Resources on your first day of employment.

         In addition, you will also be required to submit the enclosed Employee Confidential Information and Inventions Agreement on your first day of employment.

         We hope that you and the Company will find mutual satisfaction with your employment. Nevertheless, employees have the right to terminate their employment at any time, with or without cause or notice, and the Company reserves for itself an equal right. Nothing in this letter is intended to modify this at will employment relationship.

         This letter/agreement and the Employee Confidential Information and Inventions Agreement contain the entire agreement with respect to your employment and supersede any prior or contemporaneous representations or agreements. The terms of this offer may only be changed by written agreement, although the Company may from time to time, in its sole discretion, adjust the salaries and benefits paid to you and its other employees, as well as reporting relationships, job titles and responsibilities. Kindly indicate your consent to this employment agreement by signing and returning a copy of this letter and a completed Employee Confidential Information and Inventions Agreement to Ms. Annie Chow, our Human Resources Manager, at our San Jose Headquarters by the first day of your employment.

         This offer will automatically terminate by September 7, 2003 if not accepted by the undersigned in writing with the return of this letter.

        Yours very truly,                         I agree and accept this offer

         /s/ Cary D. Vandenberg                                 /s/ Brian Gordon
        ------------------------                                ---------------
              Cary D. Vandenberg                                    Brian Gordon
               CEO and President

         Date: August 26th, 2003

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

Date: November 13, 2003


/s/ Cary D. Vandenberg
-----------------------
Cary D. Vandenberg
President and Chief Executive Officer

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

Date: November 13, 2003



/s/ Michael P. Scarpelli
------------------------
Michael P. Scarpelli
Chief Financial Officer

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


Date: November 13, 2003
                                                          /s/ CARY D. VANDENBERG
                                                        ------------------------
                                                              Cary D. Vandenberg
                                           President and Chief Executive Officer

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


Date: November 13, 2003
                                                        /s/ Michael P. Scarpelli
                                                       -------------------------
                                                            Michael P. Scarpelli
                                                         Chief Financial Officer

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