Form 10-Q
period 2003-12-31
HPL TECHNOLOGIES INC
filed 2004-02-13
CIK 1121980

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            ________________________

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended December 31, 2003

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                        For the transition period from ____ to ____

                        Commission file number: 000-32967
                        _________________________________

                             HPL TECHNOLOGIES, INC.


                 Delaware                          77-0550714
         (State of Incorporation)       (I.R.S. Employer Identification No.)

     2033 Gateway Place, Suite 400
      San Jose, California 95110                 (408) 437-1466


           Securities registered under Section 12(b) of the Act: None

                    Securities registered under Section 12(g)of the Act:
                         Common Stock, $0.001 Par Value
                         ______________________________

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 under the Securities Exchange Act of 1934) Yes |_| No |X|

         As of January 31, 2004, the registrant had outstanding 31,273,472 shares of common stock.




================================================================================

                                TABLE OF CONTENTS



                         PART I - FINANCIAL INFORMATION

Item 1        Condensed Consolidated Financial Statements (unaudited):

              Condensed Consolidated Statement of Operations for the three and nine months ended December 31, 2003 and 2002....    3

              Condensed Consolidated Balance Sheets as of December 31, 2003 and March 31, 2003 ................................    4

              Condensed Consolidated Statements of Cash Flow for the nine months ended December 31, 2003 and 2002..............    5

              Notes to Condensed Consolidated Financial Statements.............................................................    6

Item 2        Management's Discussion and Analysis of Financial Condition and Results of Operations............................   14

Item 3        Quantitative and Qualitative Disclosures about Market Risk.......................................................   28

Item 4        Controls and Procedures..........................................................................................   29

                                                         PART II - OTHER INFORMATION

Item 1        Legal Proceedings................................................................................................   31

Item 2        Changes in Securities and Use of Proceeds........................................................................   31

Item 6        Exhibits and Reports on Form 8-K.................................................................................   31



PART I - FINANCIAL INFORMATION

ITEM 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             HPL Technologies, Inc.
                      Consolidated Statements of Operations
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                                              Three months ended                Nine months ended
                                                                                December 31,                     December 31,
                                                                    --------------------------------  ------------------------------
                                                                             2003             2002            2003            2002
                                                                    ----------------  --------------  -------------- ---------------
Revenues:
Software licenses                                                         $ 1,687         $ 2,839         $ 3,704         $ 4,841
Consulting services, maintenance and other                                  1,831           2,409           5,170           7,169
                                                                    ------------  --------------  -------------- ---------------
Total revenues                                                              3,518           5,248           8,874          12,010
                                                                    ------------  --------------  -------------- ---------------

Cost of revenues:
Software licenses                                                              6             559               9             656
Consulting services, maintenance and other (1)                               623             883           2,389           2,244
                                                                    ------------  --------------  -------------- ---------------
Total cost of revenues                                                       629           1,442           2,398           2,900
                                                                    ------------  --------------  -------------- ---------------
Gross profit                                                               2,889           3,806           6,476           9,110
                                                                    ------------  --------------  -------------- ---------------

Operating expenses:
Research and development (1)                                               1,487           1,938           4,869           8,764
Sales, general and administrative (1)                                      3,219           4,052          11,521          16,105
Stock-based compensation                                                     117             332             245             793
Amortization of intangible assets                                            332             332             995           1,162
                                                                     ------------  --------------  -------------- ---------------
Total operating expenses                                                   5,155           6,654          17,630          26,824
                                                                     ------------  --------------  -------------- ---------------
Loss from operations                                                      (2,266)         (2,848)        (11,154)        (17,714)
Interest income (expense) and other, net                                      39              92             135             422
                                                                     ------------  --------------  -------------- ---------------
Net loss before income taxes                                              (2,227)         (2,756)        (11,019)        (17,292)
Provision for income taxes                                                     5               -              17               -
                                                                     ------------  --------------  -------------- ---------------
Net loss                                                                $ (2,232)       $ (2,756)      $ (11,036)      $ (17,292)
                                                                     ============  ==============  ============== ===============

Net loss per share basic and diluted                                     $ (0.07)        $ (0.09)        $ (0.35)        $ (0.56)
                                                                     ============  ==============  ============== ===============

Shares used in per share calculations basic and diluted                   31,269          30,784          31,103          30,619
                                                                     ============  ==============  ============== ===============

(1) Excludes the following stock-based compensation charges:

Cost of revenues                                                             $ -             $ 1             $ -            $ 18
Research and development                                                      68             166              90             283
Sales, general and administrative                                             49             165             155             492
                                                                    -------------  --------------  -------------- ---------------
                                                                           $ 117           $ 332           $ 245           $ 793
                                                                    =============  ==============  ============== ===============

 The accompanying notes are an integral part of these condensed consolidated financial statements.

                     HPL Technologies, Inc.
                   Consolidated Balance Sheets
              (In thousand, except per share date)
                           (Unaudited)

                                                                         December 31,                March 31,
                                                                            2003                      2003
                                                                  --------------------------  ----------------------
ASSETS
Current assets:
Cash and cash equivalents                                                           $ 2,084                $ 17,350
Short-term investments                                                                8,635                   4,391
Accounts receivable, net of allowances of $100 and
  $100, respectively                                                                  1,454                   1,560
Unbilled accounts receivable                                                            154                     619
Prepaid expenses and other current assets                                             2,075                   3,206
                                                                  --------------------------  ----------------------
Total current assets                                                                 14,402                  27,126
Property and equipment, net                                                           1,616                   2,316
Goodwill                                                                             27,754                  27,704
Other intangible assets, net                                                          1,512                   2,508
Other assets                                                                            611                     731
                                                                  --------------------------  ----------------------
Total assets                                                                       $ 45,895                $ 60,385
                                                                  ==========================  ======================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable                                                                    $ 1,154                 $ 1,342
Accrued liabilities                                                                   6,848                   6,754
Deferred revenue                                                                      2,065                   3,667
Capital lease obligations current portion                                               140                     338
Convertible debenture                                                                     -                   1,500
                                                                  --------------------------  ----------------------
Total current liabilities                                                            10,207                  13,601
Capital lease obligations net of current portion                                         47                     130
Deferred revenue                                                                         73                     108
Other liabilities                                                                       300                     514
                                                                  --------------------------  ----------------------
Total liabilities                                                                    10,627                  14,353
                                                                  --------------------------  ----------------------

Contingencies and Commitments (Note 2)
Stockholders' equity :
Preferred stock, $0.001 par value, 10,000 shares authorized
  no shares issued and outstanding at December 31, 2003
  and March 31, 2003                                                                      -                       -
Common stock, $0.001 par value; 75,000 shares authorized;
  31,273 and 30,810 shares issued and outstanding
   at December 31, 2003 and March 31, 2003, respectively                                 32                      31
Additional paid-in capital                                                          124,221                 124,590
Deferred stock-based compensation                                                      (215)                   (887)
Accumulated deficit                                                                 (88,740)                (77,704)
Accumulated other comprehensive (loss) gain                                             (30)                      2
                                                                  --------------------------  ----------------------
Total stockholders' equity                                                           35,268                  46,032
                                                                  --------------------------  ----------------------
Total liabilities and stockholders' equity                                         $ 45,895                $ 60,385
                                                                  ==========================  ======================

              The accompanying notes are an integral part of these consolidated financial statements.

                             HPL Technologies, Inc.
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                                         Nine months ended December 31,
                                                                                        -----------------------------------
                                                                                             2003               2002
                                                                                        ----------------- -----------------


Cash flows from operation activities:

  Net loss                                                                                     $ (11,036)        $ (17,292)

      Adjustments to reconcile net loss to net cash used in

      operating activities:

         Depreciation and amortization                                                             1,961             2,546
         Stock-based compensation                                                                    245               793

     Changes in assets and liabilities, net of effects from acquisitions:

         Accounts receivable                                                                         106            (1,194)
         Unbilled accounts receivable                                                                465               156
         Prepaid expenses and other current assets                                                 1,131              (869)
         Other assets                                                                                120               117
         Accounts payable                                                                           (188)           (1,464)
         Accrued liabilities                                                                          94              (876)
         Other liabilities                                                                          (214)             (155)
         Deferred revenue                                                                         (1,637)           (4,216)
                                                                                                ---------------------------
             Net cash used in operating activities                                                (8,953)          (22,454)
                                                                                                ----------------------------

Cash flows from investing activities:
   Acquisition of property and equipment                                                            (265)             (414)
   Issuance of notes receivable                                                                        -              (450)
   Acquisitions, net of cash acquired                                                                  -            (2,012)
   Sale (purchase) of short-term investments, net                                                 (4,250)            9,016
                                                                                                ----------------------------
             Net cash (used in) provided by investing activities                                  (4,515)            6,140
                                                                                                ----------------------------
Cash flows from financing activities:
   Repayments of Convetible Debenture                                                             (1,500)                -
   Issuance of common stock                                                                            9               164
   Principal payments on capital lease obligations                                                  (281)             (264)
   Amounts received from HPL's former Chief Executive Officer                                          -             1,300
                                                                                                ---------------------------
              Net cash (used in) provided by financing activities                                 (1,772)            1,200
                                                                                                ---------------------------
   Effect of exchange rate changes on cash and cash equivalents                                      (26)              155

   Net decrease in cash and cash equivalents                                                     (15,266)          (14,959)
   Cash and cash equivalents at beginning of period                                               17,350            32,798
                                                                                                --------------------------
   Cash and cash equivalents at end of period                                                    $ 2,084          $ 17,839
                                                                                                ==========================





Supplemental disclosures of cash flow information:                                               $    184         $     35
   Income taxes paid                                                                             $      4         $  1,758
   Acquisition of property and equipment under capital lease obligations                         $      -         $    391
   Issuance of common stock and options assumed in connection with acquisition                   $      -         $ 14,178


                  The accompany notes are an integral part of these condensed consolidated financial statements.

                             HPL Technologies, Inc.
         Notes to unaudited Condensed Consolidated Financial Statements
NOTE 1.  GENERAL

         The unaudited condensed consolidated financial statements have been prepared by HPL Technologies, Inc., a Delaware corporation (the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended March 31, 2003 included in the Company's Annual Report on Form 10-K filed with the SEC. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present a fair statement of financial position as of December 31, 2003 and 2002, results of operations for the three months and nine months ended December 31, 2003 and 2002, and cash flows for the nine-month periods ended December 31, 2003 and 2002, have been made. The results of operations for the three and nine months ended December 31, 2003 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

NOTE 2.  LEGAL PROCEEDINGS

         Between July 31, 2002 and November 15, 2002, fourteen class-action lawsuits were filed and are pending against the Company, certain current and former officers and directors of the Company, and the Company's independent auditors (collectively, the "Defendants") in the United States District Court for the Northern District of California. The lawsuits allege that the Defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder by the SEC, by making a series of material misrepresentations as to the financial condition of the Company during the class period of July 31, 2001 to July 19, 2002. Several of the lawsuits further allege violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933. The plaintiffs are generally seeking to recover compensatory damages, costs and expenses incurred, interest and such other relief as the court may deem appropriate. On September 29, 2003, the Court issued an order consolidating all of these lawsuits into a single action (the "Securities Action") and naming a lead plaintiff and lead plaintiff's counsel. The lead plaintiff filed a consolidated complaint on December 1, 2003. The parties have stipulated to extend the time to respond to the consolidated complaint until March 15, 2004. A status conference is scheduled for March 23, 2004. The Company is currently participating in a mediation process which may resolve this action as well as the derivative and FabCentric actions described below, but it is unable to determine at this time whether the parties will reach a settlement in any of the actions.

         The Company is also a nominal defendant in five stockholder derivative lawsuits pending in Superior Court in the County of Santa Clara, California. These lawsuits, which were filed between July 31, 2002 and December 31, 2002, assert derivative claims on behalf of the Company against certain current and former officers and directors of the Company and the Company's independent auditors. The claims asserted in these lawsuits include insider trading, breach of fiduciary duties, aiding and abetting breaches of fiduciary duties, negligence and professional malpractice, negligent misrepresentation and omission, contribution and indemnification, abuse of control, gross mismanagement, unjust enrichment and breach of contract. These lawsuits seek damages suffered by the Company, treble damages for the sale of shares, costs and expenses of these actions and such other relief as the court may deem appropriate. In an order dated December 3, 2002, the Court consolidated these actions and appointed lead plaintiff's counsel. The plaintiffs filed a consolidated derivative complaint on December 15, 2003. The parties have stipulated to extend the time to respond to the consolidated derivative complaint until March 15, 2004 as a result of the above-referenced mediation.

         Five shareholders of the Company have brought suit in state court of the District Court of Dallas County, Texas, against the Company's independent auditors and the managing underwriter in the Company's initial public offering, in connection with claims relating to the Company's acquisition of Covalar Technologies Group, Inc. in February 2002. The Company has been named as a responsible third party in this action for purposes of apportioning fault in jury findings; to date, no claims have been brought against the Company. Subject to a reservation of rights, the Company has accepted the underwriter's request to indemnify the underwriter in connection with the Company's initial public offering and to advance expenses in this matter. While the Company had obtained insurance to cover its obligation to indemnify and advance expenses to the underwriter, the insurer has raised certain defenses to coverage. Even if coverage is afforded, however, coverage for these indemnification obligations is subject to a sub-limit of $1,000,000 and it may be exhausted by payments of defense costs and settlements in the Securities Action. The Court heard defendants' motions for summary judgment on January 7, 2004, and took them under submission. The Company's potential liability cannot be determined at this time.

         Five former shareholders of FabCentric, Inc., which was acquired by the Company in December 2001, have sued the Company, the Company's former President and CEO and former CFO, and the Company's independent auditors in a lawsuit pending in Superior Court in the County of Santa Clara, California. This lawsuit was filed on May 22, 2003. This lawsuit alleges claims for fraud, negligent misrepresentation, breach of warranties and covenants, breach of contract and negligence, and seeks rescission or, alternatively, damages, costs and expenses. On October 31, 2003, the plaintiffs in this action filed an amended Complaint adding the managing underwriter in the Company's initial public offering and the Company's current CFO as defendants. On January 5, 2004, the underwriter filed a demurrer, which is scheduled to be heard on March 23, 2004. The parties have stipulated to extend the time for the other defendants to respond to the amended complaint until thirty days after completion of the above-referenced mediation.

         Additionally, in April 2003, UBS PaineWebber, Inc. filed suit against the Company in the Supreme Court of the State of New York, County of New York (the "New York Action") alleging tortious interference of contract and a violation of the Uniform Commercial Code. This action relates to the transfer of shares of HPL common stock putatively pledged to UBS PaineWebber, Inc. by Y. David Lepejian, the Company's former President and CEO, and his spouse and sought, among other things, mandatory injunctive relief requiring HPL to effect the transfer of the subject stock. The Company moved to dismiss the New York Action. In May 2003, the Company filed an interpleader action in United States District Court for the Northern District of California relating to the New York Action. Mr. Lepejian and UBS PaineWebber have been engaged in an NASD arbitration proceeding regarding the pledge of the shares. The interpleader action and the New York action were voluntarily dismissed by the Company and UBS PaineWebber, respectively. On or about October 1, 2003, UBS PaineWebber filed suit in Delaware state court which essentially re-stated the claims originally asserted in the New York action (the "Delaware Action"). The Delaware Action is in the preliminary stages of litigation and the parties have entered into several extensions of time for the Company to answer, move or otherwise respond to the complaint.

         Additionally, Twin City Fire Insurance Company (one of the Company's excess insurance carriers) filed a declaratory relief action on October 6, 2003, in Superior Court in the County of Santa Clara, California, against the Company, its former President and CEO, its former CFO, and other former and current officers and directors of the Company seeking a determination that no coverage is afforded the defendants because of misrepresentations in the insurance application. On October 23, 2003, Twin City filed an amended complaint adding additional defendants. HPL filed a cross-complaint in this action on February 3, 2004 seeking a declaration that Twin City and the other excess insurance carriers, National Union and St. Paul, are obligated to indemnify the Company for losses in connection with the Securities Action, and alleging, among other claims, claims for bad faith against Twin City. The primary insurer, Executive Risk, has indicated that it does not intend to contest coverage for these losses at this time.

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

         Any adverse resolution of the aforementioned litigation could have a material effect on the Company's financial position, results of operations or cash flows. The Company is investigating a number of alternatives, including informal and formal restructuring, which potentially may dilute shareholder equity but could mitigate any material adverse effect on our financial position or results of operations that might otherwise result from an unfavorable resolution of these lawsuits.

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

         The total number of shares excluded from the calculation of diluted net loss per share is detailed in the table below (in thousands):

                                       Three months ended       Nine months ended
                                         December 31,              December 31,
                                    -----------------------  -------------------------
                                       2003        2002         2003         2002
                                    ----------- -----------  ----------- -------------
Outstanding stock options                7,232       1,884        7,232         1,884
Convertible debenture                        -       1,032            -         1,032
Shares issuable under warrants             138         138          138           138
Contingent shares issuable                                                          -
  to former Covalar shareholders             -         600            -           600
                                    ----------- -----------  ----------- -------------
Total                                    7,370       3,654        7,370         3,654
                                    =========== ===========  =========== =============

NOTE 4.  CONCENTRATION OF CREDIT RISK

         Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents, short-term investments, unbilled receivables, accounts receivable and a note receivable. Cash and cash equivalents are deposited with financial institutions that management believes are credit worthy. The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral from its customers. At December 31, 2003, the Company's top three customers accounted for 23%, 14% and 10% of the Company's accounts receivable and unbilled receivables combined. At December 31, 2002, the Company's top three customers accounted for 31%, 15% and 12% of the Company's accounts receivable and unbilled receivables combined.

         For the three months ended December 31, 2003, the Company derived 16% and 12% of its revenue from the Company's top two customers. For the nine months ended December 31, 2003, the Company derived 17% and 17% of its revenue from the Company's top two customers.

         For the three months ended December 31, 2002, the Company derived 51% and 20% of its revenue from the Company's top two customers. For the nine months ended December 31, 2002, the Company derived 26%, 22%, and 11% of its revenue from the Company's top three customers.

NOTE 5.  COMPREHENSIVE LOSS

         Comprehensive loss consists of gains and losses that are not recorded in the statements of operations but instead are recorded directly to stockholders' equity. For the three months and nine months ended December 31, 2003, comprehensive loss was $2.2 million and $11.0 million, respectively. The difference between net loss and comprehensive loss for the three months and nine months ended December 31, 2003, is the result of foreign currency translation gains and losses and the net unrealized gains and losses on available for sale securities in the aggregate amount of net gain of $13,000 and net loss of $32,000, respectively. For the three and nine months ended December 31, 2002, comprehensive loss was $2.8 million and $17.1 million, respectively. The difference between net loss and comprehensive loss for the three months and nine months ended December 31, 2002, is the result of the foreign currency translation gains and the net unrealized gains and losses on available for sale securities in the aggregate amount of net loss of $4,000 and net gain of $193,000, respectively.

NOTE 6.  ACCRUED LIABILITIES

         Accrued liabilities consist of the following (in thousands):

Balance as of                                                                   December 31, 2003        March 31, 2003
                                                                                -----------------        --------------

Payroll and related expenses................................................        $         636            $      819
Professional fees...........................................................                  850                   563
Other accrued expenses......................................................                1,027                 1,037
Amounts received from HPL's former Chief Executive Officer (see Note 10)....                4,335                 4,335
                                                                                _________________        ______________
                                                                                    $       6,848            $    6,754
                                                                                =================        ==============

NOTE 7.  INTANGIBLE ASSETS

         Intangible assets consist of the following (in thousands):

                                                                                        December 31, 2003
                                                               ----------------------------------------------------------------
                                           Amortization Period     Gross Carrying         Accumulated         Net Carrying
                                                Period                 Amount             Amortization           Amount
                                           ------------------- -------------------- --------------------- ---------------------
Existing technology                             3 years                     $ 2,760             $ (1,705)              $ 1,055
Modular library                                 3 years                       1,220                 (763)                  457
                                                               --------------------- -------------------- ---------------------
                                                                            $ 3,980             $ (2,468)              $ 1,512
                                                               ===================== ==================== =====================


                                                                                         March 31, 2003
                                                               ----------------------------------------------------------------
                                           Amortization            Gross Carrying        Accumulated          Net Carrying
                                                Period                 Amount           Amortization            Amount
                                           ------------------- --------------------- -------------------- ---------------------
Existing technology                             3 years                     $ 2,760             $ (1,015)              $ 1,745
Modular library                                 3 years                       1,220                 (457)                  763
                                                               --------------------- -------------------- ---------------------
                                                                            $ 3,980             $ (1,472)              $ 2,508
                                                               ===================== ==================== =====================



2004 (fourth quarter)..............................................       $  331
2005...............................................................        1,181
                                                                        ________
                                                                         $ 1,512
                                                                        ========


NOTE 8.  STOCK-BASED COMPENSATION

         The Company accounts for stock-based compensation in accordance with the provisions of Accounting Principles Board Opinion No. 25 ("APB No. 25"), Accounting for Stock Issued to Employees, and complies with the disclosure provisions of SFAS No. 123 as amended by SFAS No.148, Accounting for Stock-Based Compensation -- Transition and Disclosures. Deferred compensation recognized under APB No. 25 is amortized to expense using the graded vesting method. The Company accounts for stock options and warrants issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force No. 96-18 under the fair value based method.

         The Company adopted the disclosure-only provisions of SFAS No. 123, and accordingly, no expense has been recognized for options granted to employees under the Company's various stock plans. The Company amortizes deferred stock-based compensation on the graded vesting method over the vesting periods of the applicable stock purchase rights and stock options, generally four years. The graded vesting method provides for vesting of portions of the overall awards at interim dates and results in greater vesting in earlier years than the straight-line method. Had compensation expense been determined based on the fair value at the grant date for the award, consistent with the provisions of SFAS No. 123, the Company's pro forma net loss and net loss per share for the following periods would be (in thousands, except per share data):

                                                               Three months ended                  Nine months ended
                                                                 December 31,                       December 31,
                                                       ----------------------------------- ----------------------------------
                                                             2003              2002             2003              2002
                                                       -----------------  ---------------- ---------------- -----------------
Net loss as reported:                                          $ (2,232)         $ (2,756)       $ (11,036)        $ (17,292)
Add: stock-based employee compensation expense
  included in reported net loss under APB No. 25                    117               332              245               793
Deduct:  total employee stock-based compensation
  determined under fair value based method for all
  awards, net of related tax effects                               (167)            1,097             (213)             (865)
                                                       -----------------  ---------------- ---------------- -----------------
Pro forma net loss                                             $ (2,282)         $ (1,327)       $ (11,004)        $ (17,364)
                                                       =================  ================ ================ =================
Basic and diluted net loss per share:
  As reported                                                   $ (0.07)          $ (0.09)         $ (0.35)          $ (0.56)
  Pro forma                                                     $ (0.07)          $ (0.04)         $ (0.35)          $ (0.57)


NOTE 9.  SEGMENT AND GEOGRAPHIC INFORMATION

         The Company has determined that it has one reportable business segment: the sale of yield optimization software and services used in the design, fabrication and testing of semiconductors and flat panel displays.

         The following is a geographic breakdown of the Company's revenues by destination for the following periods (in thousands):

                                Three months ended            Nine months ended
                                   December 31,                 December 31,
                             --------------------------   ---------------------------
                                2003          2002            2003          2002
                             ------------  ------------   ------------- -------------

United States                    $ 1,929       $ 4,448         $ 3,767       $ 7,764
Japan                                707           223           2,954         2,402
Rest of Asia                         455           338           1,352         1,081
Rest of the world                    427           239             801           763
                             ------------  ------------   ------------- -------------
Total                            $ 3,518       $ 5,248         $ 8,874      $ 12,010
                             ============  ============   ============= =============



         The following is a geographic breakdown of the Company's property and equipment, net (in thousands):
                                            As of December 31, 2003
                                      -------------------------------------
                                            2003                   2002
                                      ---------------- --------------------
United States                               $ 1,305                $ 2,341
Japan                                            32                     55
Rest of Asia                                     67                     92
Rest of the world                               212                    186
                                      --------------- --------------------
Total                                       $ 1,616                $ 2,674
                                     ===============   ====================

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

         The Company's directors and officers have been named as defendants in the class action and derivative litigation described in Note 2. Furthermore, one or more of the Company's former officers have given testimony in connection with investigations conducted by the SEC and the Department of Justice. Except for our former Chief Financial Officer, no other directors or former officers have requested indemnification from the Company. The Company is advancing litigation expenses for the defense of certain directors and former officers pursuant to their respective indemnification agreements. These individuals may also demand indemnification, and other former officers and directors named in the litigation in Note 2 may also demand indemnification and advancement of expenses. Because we are not currently able to evaluate the likelihood of an unfavorable outcome or an estimate of the amount or range of potential loss, we cannot determine the estimated fair value of these obligations and, accordingly, the Company has recorded no liability for these obligations at December 31, 2003.

         The Company is also obligated to provide indemnification to the underwriters in its initial public offering pursuant to an Underwriting Agreement, dated July 30, 2001, by and among the Company, UBS Warburg LLC, Dain Rauscher Wessels, Wit SoundView Corporation and Adams Harkness & Hill, Inc., as representatives of the several underwriters (the "Underwriting Agreement"). In October 2002, UBS Warburg was named as a defendant in a lawsuit relating to the Company's issuance of stock in the acquisition of Covalar Technologies Group, Inc. Pursuant to the Underwriting Agreement, UBS Warburg demanded that the Company indemnify it in connection with this matter and advance its litigation expenses. While the Company had obtained insurance to cover its obligation to indemnify and advance UBS Warburg's expenses, the insurer has raised certain defenses to coverage. Even if coverage is afforded, coverage for these indemnification obligations is subject to a sub-limit of $1,000,000 and it may be exhausted by the payment of defense costs and settlements in the Securities Action. Because we are not currently able to evaluate the likelihood of an unfavorable outcome or an estimate of the amount or range of potential loss, we cannot determine the estimated fair value of these obligations and, accordingly, the Company has recorded no liability for these obligations at December 31, 2003.

         The Company includes standard intellectual property indemnification clauses in its software license agreements. Pursuant to these provisions, HPL holds harmless and agrees to defend the indemnified party, generally HPL's business partners and customers, in connection with certain patent, copyright or trade secret infringement claims by third parties with respect to HPL's products. The term of the indemnification provisions is generally for the term of the license agreement and the applicable statute of limitations. The Company believes the estimated fair value of these obligations is minimal. HPL has recorded no liabilities for these obligations as of December 31, 2003.

         The Company generally warrants that its software products will perform in all material respects in accordance with its standard published specifications in effect at the time of delivery of the licensed products to its customers for a period of ninety days following delivery. If necessary, HPL would provide for the estimated cost of product warranties based on specific warranty claims and claim history. The Company has incurred no significant expense under its product warranties to date and, as a result, the Company believes the estimated fair value of these warranties is minimal. The Company has recorded no liabilities for these warranties as of December 31, 2003.

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

         In December 2003, the SEC issued Staff Accounting Bulletin (SAB) No. 104, REVENUE RECOGNITION (SAB No. 104), which codifies, revises and rescinds certain sections of SAB No. 101, REVENUE RECOGNITION, in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The changes noted in SAB No. 104 did not have a material impact upon the Company's financial position, cash flows or results of operations.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Certain parts of this Quarterly Report on Form 10-Q, including the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Legal Proceedings," may contain forward-looking statements that involve risks and uncertainties. Statements that are not historical fact are forward-looking statements within the meaning of the Federal securities laws. These statements are based on current expectations, estimates and projections about the industries in which we operate and management's beliefs, and assumptions. Specifically, the amount and timing of future sales, research and development expenses and results, industry demand, and competitive pressures could vary greatly and affect the results of operations. Readers should refer to the information under the caption "Risk Factors" in this Quarterly Report concerning certain factors that could cause our actual results to differ materially from the results anticipated in such forward-looking statements and in our most recent Form 10-K filed with the Securities and Exchange Commission.

OVERVIEW

         We provide comprehensive yield-optimization solutions to the semiconductor industry and flat-panel display manufacturers. We license our software products and sell related services through our direct sales force, distributors, sales agents and semiconductor equipment manufacturers ("OEMs") that bundle our software with their hardware.

         Our sales cycle for the license of our software products has historically been long. Our customers spend a significant amount of time testing and evaluating our products. Customer purchase orders typically include integration and installation services, and acceptance criteria. As such, we defer a significant amount of our license revenue until integration and installation services are complete and final acceptance occurs.

         Our standard payment terms for our customers provide for payment in 30 days. It is frequently the case that our receivables are outstanding for more than 30 days. Our accounts receivable from international customers have been outstanding longer than our domestic receivables and we expect this to continue.

         In the three months ended December 31, 2003 and 2002, a relatively small number of customers accounted for a large portion of our revenues, and the composition of these customers changes from period to period. This is because our products have a lengthy sales cycle. During the three months ended December 31, 2003 and 2002, two customers accounted for 29% and 71% of our revenues, respectively. During the nine months ended December 31, 2003 and 2002, two and three customers accounted for 33% and 59% of our revenues, respectively.

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

Litigation

         Management's estimated range of liability related to some of the pending litigation is based on claims for which we can estimate the amount and range of loss. Because of the uncertainties related to our insurance coverage and the indemnification we have provided to various parties who are defendants, and the amount and range of potential losses, if any, related to litigation, management is currently unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, we will assess the potential liability related to our pending litigation and create and/or revise our estimates. Such revisions in estimates of the potential liability could materially impact our results of operation and financial position by recording a large liability at that time. Any adverse resolution of the pending litigation could materially affect our financial resources and liquidity.

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

Stock-based compensation

         We account for our employee stock option plans using the intrinsic value method described in APB No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Under APB Opinion No. 25, deferred stock compensation is recorded for the difference, if any, between an option's exercise price and the fair value of the underlying common stock on the grant date of the option. As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation," we adopted the "disclosure only" alternative described in SFAS No. 123 for employee stock plans, as amended by SFAS No.148 (See Note 8 to the Condensed Consolidated Financial Statements).

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

RECENT ACCOUNTING PRONOUNCEMENTS


         In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51". FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. In October 2003, the FASB issued FASB Staff Position ("FSP") 46-e, effective date of Interpretation 46, which deferred the latest date by which all public entities must apply FIN 46, to the first reporting period ending after December 15, 2003. The adoption of this standard did not have a material effect on our financial position, cash flows or results of operations.

         In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends SFAS No. 133 for certain decisions made by the FASB Derivatives Implementation Group. In particular, SFAS No. 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FIN 45, and (4) amends certain other existing pronouncements. This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. In addition, most provisions of SFAS No. 149 are to be applied prospectively. The adoption of SFAS No. 149 did not have a material impact upon our financial position, cash flows or results of operations.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, with the exception of the provisions of paragraphs 9 and 10 of SFAS No. 150 related to mandatorily redeemable non-controlling interests, which have been deferred. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of SFAS No.150 did not have a material impact upon our financial position, cash flows or results of operations.

         In December 2003, the SEC issued Staff Accounting Bulletin (SAB) No. 104, REVENUE RECOGNITION (SAB No. 104), which codifies, revises and rescinds certain sections of SAB No. 101, REVENUE RECOGNITION, in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The changes noted in SAB No. 104 did not have a material impact upon our financial position, cash flows or results of operations.

RESULTS OF OPERATIONS

Comparison of the three and nine months ended December 31, 2003 and 2002

         Revenues. Total revenues decreased to $3.5 million in the three months ended December 31, 2003 from $5.2 million in the three months ended December 31, 2002, or a decrease of 33%. Total revenues decreased to $8.9 million in the nine months ended December 31, 2003 from $12.0 million in the nine months ended December 31, 2002, or a decrease of 26%. Our sales cycle for the license of our software products has historically been very long as our customers spend a significant amount of time evaluating our products. The year-over-year decrease in revenue is primarily due to the delay of integration and installation of our products. Customer purchase orders typically include integration and installation services, rights of return and acceptance criteria. As such, we defer a significant amount of our license revenue until integration and installation services are complete, rights of return lapse and final acceptance occurs. The amount of our license revenue is currently at levels that have resulted in no meaningful trend from period to period, and our ability to sell our products in the future may be affected by our pending lawsuits. Our revenues in all periods were highly concentrated, with 29% of total revenues in the three months ended December 31, 2003 coming from two customers, 71% of total revenues in the three months ended December 31, 2002 coming from two customers, 33% of total revenues in the nine months ended December 31, 2003 coming from two customers and 59% of total revenues in the nine months ended December 31, 2002 coming from three customers.

         Software license revenue decreased to $1.7 million in the three months ended December 31, 2003 from $2.8 million in the three months ended December 31, 2002 or a decrease of 41%. Software license revenue decreased to $3.7 million in the nine months ended December 31, 2003 from $4.8 million in the nine months ended December 31, 2002 or a decrease of 24%. The decrease in our license revenue during the three and nine months ended December 31, 2003 is primarily due to the delay of completion of integration and installation of our products. The license revenue for the three months and nine months ended December 31, 2002 includes $1.7 million and $4.8 million, respectively, in revenue deferred as a result of our financial restatement for the year ended March 31, 2002. The license revenue for the three months and nine months ended December 31, 2003 includes $0.5 million and $2.0 million, respectively, in revenue deferred as a result of our financial restatement for the year ended March 31, 2002.

         Consulting services, maintenance and other revenues decreased to $1.8 million in the three months ended December 31, 2003, down from $2.4 million in the three months ended December 31, 2002, or a decrease of 24%. The decrease was due to customer delays in providing layout design specifications for custom services work and verifying silicon testing results and shifting from low-margin, higher-volume services work to high-margin, lower-volume services work. Consulting services, maintenance and other revenues decreased to $5.2 million in the nine months ended December 31, 2003, down from $7.2 million in the nine months ended December 31, 2002, or a decrease of 28%. The decrease was also due to customer delays in providing layout design specifications for custom services work and verifying silicon testing results, as well as a reduction in the number of new services contracts.

         Gross profit. As a percentage of revenues, gross profit increased from 73% for the three months ended December 31, 2002 to 82% for the three months ended December 31, 2003. The increase in gross profit percentage is a result of higher margin license sales in the three months ended December 31, 2003 versus the three months ended December 31, 2002. As a percentage of revenues, gross profit decreased from 76% for the nine months ended December 31, 2002 to 73% for the nine months ended December 31, 2003. The decrease in gross profit percentage is a result of providing more lower margin services work on a relative basis in the nine months ended December 31, 2003, versus the nine months ended December 31, 2002. Gross profit has been and will continue to be affected by a variety of factors, the most important of which is the relative mix of revenues among software licenses, maintenance fees and consulting services.

         Research and development. Research and development expenses represented 42% of revenues in the three months ended December 31, 2003, compared to 37% of revenues in the three months ended December 31, 2002. Research and development expenses represented 55% of revenues in the nine months ended December 31, 2003, compared to 73% of revenues in the nine months ended December 31, 2002. Actual costs decreased to $1.5 million for the three months ended December 31, 2003 down from $1.9 million for the three months ended December 31, 2002. Actual costs decreased to $4.9 million for the nine months ended December 31, 2003, down from $8.8 million for the nine months ended December 31, 2002. This decrease is primarily attributable to the cost-cutting measures we put in place in September 2002 and continued cost cutting through December 2003. Salaries and related benefits of research and development engineers represent the single largest component of our research and development expenses. We expect our research and development costs to remain relatively stable for the foreseeable future.

         Sales, general and administrative. Sales, general and administrative expenses for the three months ended December 31, 2003 were $3.2 million, or 92% of revenues, compared to $4.1 million, or 77% of revenues in the three months ended December 31, 2002. Sales, general and administrative expenses for the nine months ended December 31, 2003 were $11.5 million, or 130% of revenues, compared to $16.1 million, or 134% of revenues in the three months ended December 31, 2002. The decrease in costs was primarily due to decreases in staff as a result of our cost cutting measures in September 2002 and continued cost cutting, offset by professional fees associated with our pending litigation. We continue to look for ways to gain additional efficiencies in our administrative processes and to reduce expenses in these functional areas.

         Stock-based compensation. Stock-based compensation expense for the three months ended December 31, 2003 decreased to $117,000, compared with $332,000 for the three months ended December 31, 2002. Stock-based compensation expense for the nine months ended December 31, 2003 decreased to $245,000, compared with $793,000 for the nine months ended December 31, 2002. The decrease was primary as a result of reversing previously expensed stock-based compensation that was being amortized on an accelerated basis but that was not earned by certain terminated employees during the three and nine months ended December 31, 2003.

         Amortization of intangible assets. Amortization of intangible assets was $332,000 in the three months ended December 31, 2003 and 2002. Amortization of intangible assets was $995,000 in the nine months ended December 31, 2003, compared to $1,162,000 in the nine months ended December 31, 2002. This decrease in amortization is due to certain intangible assets being fully amortized prior to the nine months ended December 31, 2003.

         Interest income (expense) and other, net. Interest income, net of interest and other expenses for the three months ended December 31, 2003, was $39,000, compared to $92,000, for the three months ended December 31, 2002. Interest income, net of interest and other expenses for the nine months ended December 31, 2003, was $135,000, compared to $422,000, for the nine months ended December 31, 2002. This decrease was due to less interest income from lower average balances of cash, cash equivalents and short-term investments and was further reduced as a result of lower interest rates during the three months ended December 31, 2003, compared to December 31, 2002.

         Provision for income taxes. In the three months ended December 31, 2003 and 2002, we incurred operating losses for which we have recorded valuation allowances for the full amount of our net deferred tax assets, because the future realization of the deferred tax assets was not likely as of December 31, 2003 and 2002. Our tax provision of $5,000 in the three months ended December 31, 2003, and $17,000 in the nine months ended December 31, 2003, relates to international withholding taxes.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 2003, we had approximately $10.7 million in cash and cash equivalents and short-term investments. Net cash used in operating activities for the nine months ended December 31, 2003 was approximately $9.0 million, compared to $22.5 million used in operating activities for the nine months ended December 31, 2002. Our cash used in operations for the nine months ended December 31, 2003 and 2002 was primarily due to our net loss, adjusted for certain non-cash items including depreciation and amortization and stock-based compensation, and the timing of the collection of accounts receivable, the timing of the payment of accounts payable and accrued liabilities, and a decrease in the deferred revenue balances.

         Net cash used in investing activities was $4.5 million for the nine months ended December 31, 2003, compared to $6.1 million provided by investing activities for the nine months ended December 31, 2002. The cash used in investing activities for the nine months ended December 31, 2003 consisted primarily of the purchase of marketable securities. Our investing activities for the nine months ended December 31, 2002 consisted primarily of the acquisition of Defect & Yield Management, In. ("DYM"), issuance of a note receivable and equipment purchases, offset by sales of marketable securities.

         Net cash used in financing activities was $1.8 million for the nine months ended December 31, 2003, mainly due to the repayment of our $1.5 million convertible debenture and $281,000 in payments of capital lease obligations. Net cash provided by financing activities was $1.2 million for the nine months ended December 31, 2002, primarily from amounts received from our former CEO and proceeds from the exercise of stock options, partially offset by the repayment of capital lease obligations.

         We have commitments that will expire at various times through 2007. We lease offices and certain property and equipment under non-cancelable operating leases that will expire in 2007 with certain renewal options. Otherwise, we have no other significant contractual obligations or commitments that were not recorded in our financial statements. At December 31, 2003, a summary of our contractual commitments is as follows:



                              Payment Due by Period

                             -----------   ------------    -----------    -----------     ------------
                                Total      Less than 1      1-3 Years        3-5          More than 5
                                              year          2005-2007       years            years
                             -----------   -----------    ------------    -----------     ------------
Capital Lease Obligations    $       199   $       149    $         50    $        -      $         -
Rent Obligations                   2,643         1,343           1,300
                             -----------  -------------   -------------    -----------    ------------
Total                        $     2,842  $      1,492    $      1,350    $        -      $        -
                             ===========  =============   ============    ============    =============



         Overall, we used $2.0 million and $11.0 million from our cash, cash equivalents and short-term investments during the three months and nine months ended December 31, 2003, respectively. Although we are targeting operating cash flow breakeven by the end of our year ending March 31, 2005, we estimate that we will continue to use cash through our year ending March 31, 2004 to fund operating losses.

         We believe our current cash and cash equivalents, our short-term investments, and our cash flows from operations will be sufficient to meet our cash requirements and fund our current operations through at least March 31, 2004. Our future cash position will be adversely affected by slow diminishing sales, research and development expenses, sales and marketing costs and higher general and administrative expenses, such as professional fees associated with our pending litigation. The Company does not believe that it will be able to raise additional capital until the litigation described below is resolved.

         Between July 31, 2002 and November 15, 2002, fourteen class-action lawsuits were filed and are pending against the Company, certain current and former officers and directors of the Company, and the Company's independent auditors (collectively, the "Defendants") in the United States District Court for the Northern District of California. The lawsuits allege that the Defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder by the SEC, by making a series of material misrepresentations as to the financial condition of the Company during the class period of July 31, 2001 to July 19, 2002. Several of the lawsuits further allege violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933. The plaintiffs are generally seeking to recover compensatory damages, costs and expenses incurred, interest and such other relief as the court may deem appropriate. On September 29, 2003, the Court issued an order consolidating all of these lawsuits into a single action (the "Securities Action") and naming a lead plaintiff and lead plaintiff's counsel. The lead plaintiff filed a consolidated complaint on December 1, 2003. The parties have stipulated to extend the time to respond to the consolidated complaint until March 15, 2004. A status conference is scheduled for March 23, 2004. The Company is currently participating in a mediation process, which may resolve this action as well as the derivative and FabCentric actions described below, but it is unable to determine at this time whether the parties will reach a settlement in any of the actions.

         We are also a nominal defendant in five stockholder derivative lawsuits pending in Superior Court in the County of Santa Clara, California. These lawsuits, which were filed between July 31, 2002 and December 31, 2002, assert derivative claims on behalf of the Company against certain current and former officers and directors of the Company and the Company's independent auditors. The claims asserted in these lawsuits include insider trading, breach of fiduciary duties, aiding and abetting breaches of fiduciary duties, negligence and professional malpractice, negligent misrepresentation and omission, contribution and indemnification, abuse of control, gross mismanagement, unjust enrichment and breach of contract. These lawsuits seek damages suffered by the Company, treble damages for the sale of shares, costs and expenses of these actions and such other relief as the court may deem appropriate. In an order dated December 3, 2002, the Court consolidated these actions and appointed lead plaintiff's counsel. The plaintiffs filed a consolidated derivative complaint on December 15, 2003. The parties have stipulated to extend the time to respond to the consolidated derivative complaint until March 15, 2004 as a result of the above-referenced mediation.

         Five shareholders of the Company have brought suit in state court of the District Court of Dallas County, Texas, against the Company's independent auditors and the managing underwriter in the Company's initial public offering, in connection with claims relating to the Company's acquisition of Covalar Technologies Group, Inc. in February 2002. The Company has been named as a responsible third party in this action for purposes of apportioning fault in jury findings; to date, no claims have been brought against the Company. Subject to a reservation of rights, we have accepted the underwriter's request to indemnify the underwriter in connection with the Company's initial public offering and to advance expenses in this matter. While we had obtained insurance to cover its obligation to indemnify and advance expenses to the underwriter, the insurer has raised certain defenses to coverage. Even if coverage is afforded, however, coverage for these indemnification obligations is subject to a sub-limit of $1,000,000 and it may be exhausted by payments of defense costs and settlements in the Securities Action. The Court heard defendants' motions for summary judgment on January 7, 2004, and took them under submission. The Company's potential liability cannot be determined at this time.

         Five former shareholders of FabCentric, Inc., which was acquired by the Company in December 2001, have sued the Company, the Company's former President and CEO and former CFO, and the Company's independent auditors in a lawsuit pending in Superior Court in the County of Santa Clara, California. This lawsuit was filed on May 22, 2003. This lawsuit alleges claims for fraud, negligent misrepresentation, breach of warranties and covenants, breach of contract and negligence, and seeks rescission or, alternatively, damages, costs and expenses. On October 31, 2003, the plaintiffs in this action filed an amended Complaint adding the managing underwriter in the Company's initial public offering and the Company's current CFO as defendants. On January 5, 2004, the underwriter filed a demurrer, which is scheduled to be heard on March 23, 2004. The parties have stipulated to extend the time for the other defendants to respond to the amended complaint until thirty days after completion of the above-referenced mediation.

         Additionally, in April 2003, UBS PaineWebber, Inc. filed suit against the Company in the Supreme Court of the State of New York, County of New York (the "New York Action") alleging tortious interference of contract and a violation of the Uniform Commercial Code. This action relates to the transfer of shares of HPL common stock putatively pledged to UBS PaineWebber, Inc. by Y. David Lepejian, the Company's former President and CEO, and his spouse and sought, among other things, mandatory injunctive relief requiring HPL to effect the transfer of the subject stock. We moved to dismiss the New York Action. In May 2003, we filed an interpleader action in United States District Court for the Northern District of California relating to the New York Action. Mr. Lepejian and UBS PaineWebber have been engaged in an NASD arbitration proceeding regarding the pledge of the shares. The interpleader action and the New York action were voluntarily dismissed by the Company and UBS PaineWebber, respectively. On or about October 1, 2003, UBS PaineWebber filed suit in Delaware state court which essentially re-stated the claims originally asserted in the New York action (the "Delaware Action"). The Delaware Action is in the preliminary stages of litigation and the parties have entered into several extensions of time for the Company to answer, move or otherwise respond to the complaint.

         Additionally, Twin City Fire Insurance Company (one of the Company's excess insurance carriers) filed a declaratory relief action on October 6, 2003, in Superior Court in the County of Santa Clara, California, against the Company, its former President and CEO, its former CFO, and other former and current officers and directors of the Company seeking a determination that no coverage is afforded the defendants because of misrepresentations in the insurance application. HPL filed a cross-complaint in this action on February 3, 2004 seeking a declaration that Twin City and the other excess insurance carriers, National Union and St. Paul, are obligated to indemnify the Company for losses in connection with the Securities Action, and alleging, among other claims, claims for bad faith against Twin City. The primary insurer, Executive Risk, has indicated that it does not intend to contest coverage for these losses at this time.

         All of the aforementioned litigation matters are in the early stages. As a result, we believes that no amount should be accrued for these matters under Statement of Financial Accounting Standard ("SFAS") No. 5, "Accounting for Contingencies," because we are currently unable to evaluate the likelihood of an unfavorable outcome or estimate the amount or range of potential loss, if any.

         Any adverse resolution of the aforementioned litigation could have a material effect on the Company's financial position, results of operations or cash flows. We are investigating a number of alternatives, including informal and formal restructuring, which potentially may dilute shareholder equity but could mitigate any material adverse effect on our financial position or results of operations that might otherwise result from an unfavorable resolution of these lawsuits.



RISK FACTORS

RISKS ASSOCIATED WITH OUR BUSINESS

        An investment in our securities is highly speculative.

         We have sustained a substantial decline in the value of our securities since announcing the accounting and financial inaccuracies in our previously filed financial statements and our securities have been delisted from the Nasdaq National Market System. We have also been named as a defendant in a number of lawsuits and been the subject of an SEC investigation. The ultimate cost and effect of these matters on the financial condition, results of operations, and customer relations is unknown at this time. If the Company is unsuccessful in defending itself in these actions, we may face significant damage awards that could materially impair our liquidity and results of operations. In addition, the Company is investigating informal and formal restructuring alternatives that potentially may dilute shareholder equity. Accordingly, an investment in our securities is highly speculative and should not be made unless you are prepared to lose your entire investment.

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

         Our charter and bylaws require that we indemnify our directors and officers to the fullest extent provided by applicable law. In addition, the Underwriting Agreement with our underwriters for our initial public offering requires us to indemnify the underwriters in certain instances. Although we have purchased directors and officers liability insurance to fund such obligations, our insurance carriers have notified us that coverage may not be available and at least one of our carriers has filed suit to have our policy declared invalid. If our insurance carriers are able to deny coverage, we would be forced to bear these indemnification costs directly, which could be substantial and may have an adverse effect on our results of operations and liquidity.

        Our stock has been delisted from the Nasdaq National Market and a subsequent public market for our stock may never develop.

         Our stock was delisted from Nasdaq due to failure to comply with continued listing standards. Our stock is currently traded in the over the counter market or "pink sheets." Stocks trading in this market typically suffer significantly lower volume (liquidity), lower share prices and greater price volatility. We may not be able to list our securities on Nasdaq or another national market and a liquid market for our securities may never develop.

        We currently have only three directors and believe we will have difficulty attracting qualified candidates to serve on our board. Our failure to add additional directors could adversely impact the management of our company, our compliance with securities laws and our future exchange listing eligibility.

         Since July 2002, two of our directors resigned from the board of directors of the Company, leaving only three directors. Although we have begun searching for candidates to fill these vacancies, we believe we will have difficulty attracting qualified individuals to serve on our board, in light of the restatement of our financial statements and the pending securities litigation. Our inability to attract and retain qualified independent directors may adversely affect the quality of our management and may make it more difficult for us to comply with corporate governance requirements of the securities exchanges, such as Nasdaq and those imposed by the Securities and Exchange Commission pursuant to the Sarbanes-Oxley Act of 2002.

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

         Our business depends in part on the economic health of our customers:
IDMs, or integrated device manufacturers, fabless semiconductor companies, and semiconductor equipment OEMs, or original equipment manufacturers. The semiconductor industry is prone to periods of oversupply, resulting in significantly reduced capital expenditures, and it has experienced downturns in the past. Some semiconductor manufacturers have postponed or canceled capital expenditures for previously planned expansions or new fabrication facility construction projects, resulting in a substantial decline in worldwide semiconductor capital expenditures during downturns.

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

         In each of the three months and nine months ended December 31, 2003, we had two customers that individually accounted for more than 10% of our revenues, and that together represented 29% and 33% of our revenues, respectively. In each of the three months and nine months ended December 31, 2002, we had two customers that individually accounted for more than 10% of our revenues, and that together represented 71% and 52% of our revenues, respectively. In each of these three and nine months, there was substantial change among the companies that represented our largest customers. Because we derive most of our revenues from a few customers and because our existing customers' needs for additional products are based on intermittent events, such as the introduction of new technologies or processes, building of new facilities or the need to increase capacity of existing facilities, our largest customers change from period to period. Delays or failures in selling new licenses to existing or new customers would cause significant period-to-period changes in our operating results, which may result in our failure to meet market expectations. We may also incur significant expense and devote management attention to the pursuit of potentially significant license revenues, but ultimately fail to secure these revenues.

        We must continually replace the revenues generated from the sale of licenses and one-time orders to maintain and grow our business.

         Over the past nine months, we have generated the bulk of our revenues from sales of one-time customer orders. These licenses and orders produce large amounts of revenues in the periods in which the license fees are recognized and are not necessarily indicative of a commensurate level of revenues from the same customers in future periods. Achieving period-to-period growth will depend significantly on our ability to expand the number of users of our products within our customers' organizations, license additional software to our customers and attract new customers. We may not be successful in these sales efforts and, consequently, revenues in any future period may not match that of prior periods.

        We have a long and variable sales cycle, which can result in uncertainty and delays in generating additional revenues and results in potentially significant fluctuations in revenues from period to period.

         Because our yield optimization software and services are often unfamiliar to our prospective customers, it can take a significant amount of time and effort to explain the benefits of our products. This means that we may spend substantial time and management attention on potential licenses that are not consummated, thereby foregoing other opportunities. In addition, due to the nature of fabrication facility deployment and the extended time required to bring a fabrication facility to full capacity, capital expenditures vary greatly during this time. Accordingly, we may be unable to predict accurately the timing of any significant future sales of software licenses, which has significantly affected, and will continue to significantly affect quarterly operating results. In addition to the previously discussed risk resulting from our restatement of previously issued financial statements, factors that could cause our revenues and operating results to vary from period to period include:

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

         Our customers and competitors operate in rapidly evolving markets that are characterized by introduction of new technologies and more complex designs, shorter product life cycles and disaggregation of the industry into new subsectors. For example, ever smaller geometries are being used in semiconductors and new materials are being employed to enhance performance. We must continually create new software and add features and functionality to our existing software products to keep pace with these changes in the semiconductor industry. Specifically, we need to focus our research and development to:

  o interface with new semiconductor producing hardware and systems that others develop;
  o remain competitive with other companies marketing third party yield management software and consulting services;
  o continue developing new software modules that are attractive to existing customers, many of which have purchased perpetual licenses and are under no ongoing obligation to make future purchases from us; and
  o attract new customers to our software.

         Even where we have competitive strengths, we will continue to need to invest heavily in research and development, marketing, and customer service and support. Although we intend to devote substantial expenditures to product development, we may not be able to create new products in a timely manner that adequately meets the needs of our existing and potential customers. Additionally, our reductions-in-force that we undertook in September 2002 to lower overhead my affect our ability to develop and support new products. A failure to do so would adversely affect our competitive position and would result in lower sales and a decline in our profitability.

        Our competitors generally have greater resources and our failure to effectively compete against other companies could impair our growth and profitability.

         We target IDMs, fabless semiconductor companies, foundries and semiconductor equipment OEMS. The tools and systems against which our products and services most commonly compete are generally those that semiconductor companies have created in-house. In order to grow our business, we must convince these producers of the benefit of an outside solution such as ours. The third party providers against whom we compete are, generally, divisions of larger semiconductor equipment OEMs, such as KLA-Tencor. These companies can compete on the basis of their greater financial, engineering and manufacturing resources, and their long-standing relationships with the same companies we are targeting. If we cannot compete successfully against these companies, the growth of our business will be impaired.

        Errors in our products or the failure of our products to conform to specifications could hurt our reputation and result in our customers demanding refunds or asserting claims against us for damages.

         Because our software products are complex, they could contain errors or "bugs" that may first be detected at any point in a product's lifecycle. Although we have a team dedicated to detecting errors in our products prior to their release in order to enable our software developers to remedy any such errors, in the past, we have discovered errors in some of our products late in development and have experienced delays in the delivery of our products because of these errors. In addition, we have software engineers and developers who participate in the maintenance and support of our products and assist in detecting and remedying errors after our products are sold. On some occasions in the past, we have had to replace defective products that were already delivered. These delays and replacements have principally related to new product releases. Detection of any significant errors may result in:

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

        We expect to continue to experience losses in the foreseeable future and it will adversely affect our future cash position.

         We do not expect to reach operating cash flow breakeven until the end of our year ended March 31, 2005, at the earliest. We will need to continue to generate new sales while controlling our costs during that time and we may not be able to successfully do so. We anticipate that our expenses may increase in the next twelve months as we:

  o  increase our direct sales and marketing personnel and activities;
  o  continue to develop our technology;
  o develop additional strategic alliances with third party providers of semiconductor design, fabrication and test solutions;
  o implement additional internal systems and develop additional infrastructure; and
  o  pay professional fees and other costs related to litigation matters.

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

        Our cost reduction initiatives may adversely affect the morale and performance of our personnel and our ability to hire new personnel in the future, should the need arise.

         In connection with our effort to streamline operations, reduce costs and bring our staffing and structure in line with industry standards, we restructured our organization on September 27, 2002, with substantial reductions in our workforce and difficulty in hiring new employees as the need may arise in the future. There have been and may continue to be substantial costs associated with the workforce reductions, including severance and other employee related costs, and our restructuring plan may yield unanticipated consequences, such as attrition beyond our planned reduction in workforce and difficulty in hiring new employees as the need may arise in the future. As a result of these reductions, our ability to respond to unexpected challenges may be impaired and we may be unable to take advantage of new opportunities. This personnel reduction may also subject us to the risk of litigation, which may adversely impact our ability to conduct our operations and may cause us to incur significant expense.

         In addition, many of the employees who were terminated possessed specific knowledge or expertise that may prove to have been important to our operations. In that case, their absence may create significant difficulties. Our remaining employees are vital to our success, and our key management, engineering and other employees are difficult to replace. We do not maintain key person life insurance on any of our employees and if we are unable to retain key personnel, or if we are not able to attract, assimilate or retain additional highly qualified employees to meet our needs in the future, our business and operations could be harmed.

        Terrorist activities and resulting military and other actions could adversely affect our business.

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

     Sales to customers located outside the United States accounted for approximately 45% and 15% of our revenues in the three months ended December 31, 2003 and 2002, respectively, and 58% and 35% of our revenues for the nine months ended December 31, 2003 and 2002, respectively. We anticipate that sales to customers located outside the United States will represent a significant portion of our total revenues in future periods. In addition, many of our customers rely on third party foundries operating outside of the United States. Accordingly, our operations and revenues are subject to a number of risks associated with foreign commerce, including the following:

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

     Litigation regarding intellectual property rights frequently occurs in the software industry. We expect we may be subject to infringement claims as the number of competitors in our industry segment grows. While we are unaware of any claims that our products infringe on the intellectual property rights of others, such claims may arise in the future. Regardless whether these claims have merit, they could:

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

Interest Rate Risk

     We invest excess cash in debt instruments of the U.S. Government and its agencies, and in high quality corporate issuers and, limit the amount of credit exposure to any one issuer. Our investments in fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates. We believe that a change in long-term interest rates would not have a material effect on our business, financial condition results of operations or cash flow. Our cash and cash equivalents consist of cash and highly liquid money market instruments with original or remaining maturities of 90 days or less. Because of the short maturities of these instruments, a sudden change in market interest rates would not have a material impact on the fair value of the portfolio, but it may cause the amount of income we derive to vary significantly from period to period. A hypothetical 10% increase in interest rates would result in an approximate $4,000 decrease in the fair value of our available-for-sale securities as of December 31, 2003.

Foreign Exchange Risk

         Our foreign sales are primarily denominated in U.S. dollars and, as a result, we have relatively little exposure to foreign currency exchange risk with respect to revenues. Our sales through our Japanese subsidiary, which represented approximately 5% of total revenues for the three months ended December 31, 2003, are denominated in Yen. A 10% adverse change in Yen exchange rates would not have had a material impact on revenues for the three months ended December 31, 2003. Additionally, our exposure to foreign exchange rate fluctuations arises in part from inter-company accounts which can be denominated in the functional currency of the foreign subsidiary. As exchange rates vary when the accounts are translated, results may vary from expectations and adversely impact earnings. The effect of foreign exchange rate fluctuations for the three months ended December 31, 2003 was not material.

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

Scope of the Controls Evaluation

         At the end of the period covered by this report (the "Evaluation Date"), the Company's Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures. The evaluation of our disclosure controls included a review of disclosure controls implemented by HPL and the effect of the controls on the information generated for use in this Quarterly Report on Form 10-Q. In the course of the controls evaluation, we sought to identify data errors, weaknesses in the control problem or acts of fraud and to confirm that appropriate corrective action, including process improvements, if any, were being undertaken. This type of evaluation will be done on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in our quarterly reports on Form 10-Q and our Annual Report on Form 10-K. The overall goals of these various evaluation activities are to monitor our disclosure controls and to make modifications as necessary; our intent in this regard is that the disclosure controls will be maintained as dynamic systems that change (with improvements and corrections) as conditions warrant.

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



         PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The information set forth in Note 2 to the Condensed Consolidated Financial Statements appearing in this report is incorporated herein by reference.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a) Exhibits:

Exhibit
Number                             Description
------------  ------------------------------------------------------------------

  31.1   Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
  31.2   Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
  32.1   Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
  32.2   Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K:

         The Registrant filed a Current Report on Form 8-K on November 13, 2003, reporting under Item 12 its results of operations for the three months ended September 30, 2003.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                          HPL Technologies, Inc.


Date:  February 13, 2004                          By:     /s/ CARY D. VANDENBERG

                                           -------------------------------------
                                                              Cary D. Vandenberg
                                           President and Chief Executive Officer

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

Date: February 13, 2004


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

Date: February 13, 2004



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


Date: February 13, 2004
                                                          /s/ CARY D. VANDENBERG
                                           -------------------------------------

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


Date: February 13, 2004
                                                        /s/ Michael P. Scarpelli
                                           -------------------------------------

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