Form 10-K
period 2004-03-31
HPL TECHNOLOGIES INC
filed 2004-07-14
CIK 1121980

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                _________________

                                    FORM 10-K

(Mark One)

   |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 2004

                                       OR

   |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from          to

                        Commission file number: 000-32967

                               ___________________

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

              Securities registered under Section 12(b)of the Act:

                                      None
              Securities registered under Section 12(g)of the Act:

                         Common Stock, $0.001 Par Value
                                (Title of Class)

                               ___________________

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 under the Securities Exchange Act of 1934). Yes |_| No |X|

           The aggregate market value of the shares of the registrant's common stock held by non-affiliates of the registrant (all stockholders other than officers, directors and 5% or greater stockholders) as of September 30, 2003 was $3,577,044 (based upon an average of the closing bid and asked price of $0.24 per share as of such date, as reported in the "pink sheets" published by Pink Sheets LLC).

         As of June 30, 2004, the registrant had outstanding 31,274,623 shares of common stock.


                               TABLE OF CONTENTS
                       PART I

Item 1     Business                                                                                              4


Item 2     Properties                                                                                            15


Item 3     Legal Proceedings                                                                                     15


Item 4     Submission of Matters to a Vote of Security Holders                                                   17


                       PART II

Item 5     Market for Registrant's Common Stock and Related Stockholder Matters                                  18


Item 6     Selected Financial Data                                                                               18


Item 7     Management's Discussion and Analysis of Financial Condition and Results of Operations                 20


Item 7A    Quantitative and Qualitative Disclosures about Market Risk                                            40


Item 8     Financial Statements and Supplementary Data                                                           42


Item 9     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure                  70


Item 9A    Controls and Procedures                                                                               70


                      PART III

Item 10    Directors and Executive Officers of the Registrant                                                    71





Item 11    Executive Compensation                                                                                71


Item 12    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters        74


Item 13    Certain Relationships and Related Transactions                                                        76


Item 14    Principal Accountant Fees and Services                                                                76



                       PART IV

Item 15    Exhibits, Financial Statement Schedules, and Reports on Form 8-K                                      77



PART I

GENERAL

FORWARD-LOOKING STATEMENTS

         This report contains forward-looking statements that involve substantial risks and uncertainties. In some cases you can identify these statements by forward-looking words such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "should," "will," and "would" or similar words. You should read statements that contain these words carefully because they may discuss our future expectations, contain projections of our future results of operations or of our financial condition or state other "forward-looking" information. However, there may be events in the future that we are not able to accurately predict or control. The factors listed in Item 7 under the caption "Risk Factors," as well as any cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should be aware that the occurrence of any of the events described in these risk factors and elsewhere in this report could have a material adverse effect on our business, financial condition and results of operations.

ITEM 1.  BUSINESS

OVERVIEW

         We are focused on a single objective - to maximize yield potential in every phase of the semiconductor product lifecycle, from process technology development, through design, and into manufacturing and test. By combining our proven, configurable enterprise software platforms and proprietary TestChip Intellectual Property ("TestChip IP"), we enable manufacturers of semiconductors and flat panel displays to quickly identify and correct yield-limiting factors in their design, technology development and manufacturing processes. We provide one of the industry's most comprehensive yield optimization solutions.

         We have principally conducted business as Heuristic Physics Laboratories, Inc. ("HPLI"), a California corporation, since 1989. HPLI merged on July 30, 2001 with a wholly-owned subsidiary of HPL Technologies, Inc., a newly organized Delaware corporation (sometimes referred to in this report as "HPL", the "Company", "we", "our" or "us"), and each outstanding share of HPLI common stock was converted into 1.7 shares of HPL common stock. As a result of the merger, HPLI effectively reincorporated into Delaware and we adopted a holding company structure. Unless we specify otherwise, all references to the Company and HPL in this report refer to HPL and its subsidiaries. Our principal executive offices are located at 2033 Gateway Place, Suite 400, San Jose, California 95110 and our telephone number is (408) 437-1466.

         In July 2002, our Audit Committee initiated an investigation into financial and accounting irregularities involving revenue reported during prior periods. Based on the investigation, we discovered that a material amount of revenue was improperly recognized during 2001 and 2002, primarily in connection with fictitious sales to an international distributor. Accordingly, we restated our previously issued financial statements as of and for the years ended March 31, 2002 and 2001. During the investigation, Y. David Lepejian, the Company's former President and Chief Executive Officer, was removed from all positions with the Company. In addition, the Vice President of Administration and the Chief Financial Officer of the Company were replaced. None of these former officers participated in the preparation or oversight of the restatement of our financial statements or any other financial information or reports since the date of their respective departures. Subsequent to his termination, Mr. Lepejian entered into a consent decree with the SEC and has pleaded guilty to one count of wire fraud. The Company is a party to numerous lawsuits relating to these events. See Item 3 -- Legal Proceedings.

INDUSTRY BACKGROUND

Semiconductor Industry

         The semiconductor product development process can be grouped into three broad stages: 1) process technology development, 2) design and 3) manufacturing. These stages are described below:

         1) Process Technology Development. Semiconductor production begins with the development of "process technology," during which a semiconductor fabricator determines device characteristics and assesses the yield impact on manufacturing margins. Based on the results of the assessment, physical "design rules" and electrical "process parameters" are created to assure that products can be reliably produced in a given fabrication facility. These design rules and process parameters guide the product design process in the second stage of product development, described below.

         2) Design. The second stage of semiconductor development is product design. Design requires complex software to place and connect individual electrical components (transistors) to construct the functionality of a product. A leading-edge design can call for millions of transistors and interconnections on a square centimeter of silicon. To manufacture a semiconductor product that functions properly, it must be designed with exact precision and expressly for a given semiconductor process technology, described above.

         3) Manufacturing. The third step in the semiconductor development process is manufacturing. Manufacturing requires hundreds of individual processing steps to form patterned layers of material on a wafer which create transistors and connect them to form the desired electronic circuitry or function. Additionally, the manufacturing process includes packaging and testing of the individual chips themselves. In the case of new technology, interactions among the various wafer fabrication processes and/or the design frequently cause new types of defects and new sources of failure. Constant and accurate measurement and inspection are required to find defects and eliminate defect sources during wafer manufacturing as well as assembly and test processes. The early detection and subsequent resolution of yield problems can result in significant cost savings to the manufacturer.

         We believe that two fundamental semiconductor industry trends have aligned to create a significant opportunity for us. The first trend is the continuing fragmentation of the semiconductor development chain. The industry has evolved from classic semiconductor companies (integrated device manufacturers, or IDMs) that were once self-contained with full technology development, design, and manufacturing capabilities contained within one company into an industry of specialized companies with sub-market segments. Over the past twenty years, this outsourcing trend has given birth to many large and growing industry niches including assembly and test subcontractors, Electronic Design Automation ("EDA") companies, pure-play wafer foundries, and intellectual property ("IP") providers. The success of foundries has enabled fabless companies engaged in design and sales/marketing, but not manufacturing, to develop and flourish.

         The second trend is the increasing complexity of process technologies that accompanies each new technology node, or smaller chip features, such as 90nm and 65nm (known as "nodes"). Process variations and defects that were once a concern for manufacturing only are now having significant impact on design, and new process modules required for advanced device structures are affecting designs in unanticipated ways. For example, low capacitance interconnects and resolution enhancement technologies introduced at the 130nm technology node have necessitated dramatic changes in how circuit topologies are formed. Redundant connections ("vias") between metal lines and optical proximity correction ("OPC") techniques have become mandatory for 130nm devices. These effects were not fully comprehended during the transition to 130nm, and as the industry moves to more advanced technology nodes (90nm, 65nm, 45nm), the interdependency between technology development, semiconductor design and manufacturing will continue to intensify.

         As the semiconductor industry continues to fragment, tighter linkages between the different stages of the semiconductor development chain are becoming more critical. Because of these two pervasive and divergent trends, we are in a unique position to provide product solutions that bridge the technology development, design, and manufacturing worlds with tools, data, and IP to optimize yields and accelerate time-to-volume. Point solutions are emerging to solve problems in this growing solution space, referred to as Design for Manufacturing ("DFM"). We have a unique combination of products, IP, and expertise to provide high-value, yield-focused, comprehensive solutions in the DFM segment.

Importance of Yield

         Yield is a measurement of the efficiency of a product development process. Specifically, yield is the percentage of properly functioning devices produced at each stage in the manufacturing process. Improvement of yield or "yield learning" is often challenging and involves the continual identification and resolution of the root causes of failure in the design and manufacturing process. New products built with newer, less mature semiconductor manufacturing processes often start with very low yields because fabrication procedures and device technologies are not yet fully optimized. During the transition from early fabrication to volume production, yield improvements can be achieved, but are often difficult as production equipment and processes are stressed to maximize throughput. Even as production volumes increase, yield may often fall as new production equipment is brought on-line and test programs are enhanced to reduce test escapes.

         Yield improvement is a multi-faceted challenge as thousands of factors in the semiconductor production process may affect yield. These factors contribute to yield loss based on the sensitivity and margin of the design and manufacturing. By definition, failures are either random or systematic in nature. Random failures are typically caused by arbitrary particles introduced into the fabrication process, causing circuit faults such as a bridge between two adjacent metal lines. Systematic failures emanate from non-random sources such as equipment or environmental changes, and design sensitivity or material property variations. Due to yield learning, each successive generation of semiconductors becomes somewhat less sensitive to existing failure modes but remain susceptible to new failure modes. This creates a constant need to capture and analyze more data to improve yields. The sheer volume of data, and the amount of complex analysis required, has become an impediment to improving the yield learning curve. To identify factors that affect yield in a new process, semiconductor companies must collect and analyze an immense (and growing) amount of data that is generated throughout the semiconductor product development lifecycle, often from several worldwide locations and, increasingly, from supply chain partners. In any semiconductor fabrication facility, there are likely to be as many as 50 different sets and formats of data produced, each with thousands of individual parameters that need to be tracked. While this data provides important clues to yield enhancement, the efficient collection, correlation and analysis across the various data sets presents a substantial challenge for the semiconductor industry.

         High yield is an essential requirement for a profitable semiconductor business, especially during the introduction of new products. Selling prices and profit margins are typically higher in the early stages of a new semiconductor product lifecycle. Just a small acceleration along the yield learning curve can create disproportionately greater revenue and profitability. Another benefit of fast yield ramp-up is the increased revenue that is associated with the measured speed of microprocessors, application specific integrated circuits ("ASICs") and telecom devices. High parametric yield enables parts to operate at higher frequencies and subsequently command higher selling prices. As the product lifecycles advance, high yield can accelerate cost reductions and maximize efficiency gains. These factors make it essential that semiconductor companies monitor and maintain yield on an ongoing basis throughout the entire product lifecycle. In today's volatile markets where capacity utilization rates fluctuate, yield improvement remains fundamental to business success.

Given the immense costs of a semiconductor fabrication facility and the economics of production efficiency, the rate of yield learning is a critical component in the profitability of any semiconductor company.

Flat Panel Industry

         Continued innovation in the flat panel display ("FPD") industry is driving the proliferation of liquid crystal display ("LCD") applications in entertainment and communication devices such as cell phones, digital cameras, and computer and television monitors, as well as other fields such as industrial, automotive, and aviation.

         The latest estimates by DisplaySearch predict the global FPD market (including AM-LCD) will grow 140% to $62 billion by the end of 2006. The projected demand for LCD-TVs, forecasted to be at a 76.5% compound annual growth rate, is the future growth driver for the FPD market with about 189 million units expected to be shipped by 2006. Manufacturing cost reductions, faster ramp, faster return on investment, and high yields are the drivers for yield management solutions.

         The move to new FPD substrate sizes (i.e. generations 6 and 7) is expected to reduce manufacturing costs. In addition, the improvements in manufacturing processes are focused on cost reduction with the introduction of new processes in the thin film transistor ("TFT") array, color filter, liquid crystal and module process. However, these new changes present significant manufacturing and yield challenges. FPD yield management solutions empower engineers to solve yield related problems by aggregating all yield-relevant data and providing them with sophisticated analysis techniques.

         Currently, most FPD yield management tools are internally developed. The integration of these tools is a significant challenge for FPD manufacturers and a significant driving force for commercial yield management tools that are scalable, collaborative, open, reliable and extensible.

HPL PRODUCTS AND TECHNOLOGY

         HPL provides an integrated suite of yield enhancement software solutions that enables customers to optimize yields in all three stages of semiconductor development: process technology development, design and manufacturing. Derived from years of experience working with leading semiconductor manufacturing companies, HPL has embedded much of the industry's best practices directly into our yield optimization products. HPL's yield optimization software delivers high-impact business results by reducing the time to high yield through streamlined data analysis and enhancing collaboration among process technology development, design and manufacturing.

Odyssey(TM)

       Odyssey is a production-proven defect and yield data management solution. Odyssey and its predecessors are in use at over seventy manufacturing sites worldwide. Odyssey delivers results efficiently and reliably, leveraging error-correcting processes to assure users of maximum up-time. It has an open and equipment vendor-neutral architecture that supports most inspection, review and classification tools with a full range of charting, wafer mapping, statistic analysis and lot dispositioning solutions. Odyssey is easy to use and provides high productivity with its all-in-one graphical user interface ("GUI"). Odyssey simplifies and automates in-line defect analysis, reducing cycle times and enabling engineers to address other critical yield-limiting issues.

     Odyssey also efficiently correlates different data types to quickly deduce the root cause of manufacturing problems. Advanced Data Mining algorithms uncover hidden correlations, and easy-to-use templates automate daily and repetitive analyses at preset intervals. Odyssey includes several optional additional powerful analysis modules including:

         Metrology, which collects and analyzes data from inline production equipment. Metrology captures measurements such as resistivity, critical dimension, wafer flatness, and oxide and etch rate monitors;

         Parametric, which analyzes data collected from inline Wafer Electrical Test and end of line Wafer Acceptance Test automatic test equipment. Standard support is included for systems such as Agilent and Keithley testers;

         BIN, which utilizes final wafer sort (chip probe) data, collected with Automated Test Equipment from companies such as Teradyne, Advantest, Credence, LTX and Agilent, and permits users to correlate final yield with all other data types to help identify causes of yield loss;

         BIT, which analyzes failing bit signatures, failing patterns per die and per wafer, and graphically overlays failure data with defect data; and

         WIP, which encompasses process flow, tool and route information collected by Manufacturing Execution Systems, such as PROMIS(TM), FACTORYworks(TM), WorkStream(TM) and SiView(TM). A key feature of this module is that it permits the user to investigate problems found in other data domains and identify the tool or tool group which may be the source of the problem, thereby saving significant fab engineering time in diagnosing yield problems.


Workflows

         Workflows provide a development environment for rapid implementation of both interactive applications and/or sophisticated reporting for virtually any data from a wafer fabrication, packaging, or test step in the manufacturing process. Applications developed using this environment are estimated to be generated 3 to 15 times faster than traditional techniques. This allows customers to react to yield problems and deploy solutions very rapidly. Workflow can be used with HPL, customer developed and third party systems.

Memory YIELDirector

         Memory YIELDirector ("MYD") accelerates yield learning and problem resolution for DRAM, SRAM and Flash memory arrays on semiconductor devices. MYD automates analysis of fab and test data for all memory types including embedded memory. Using powerful analysis algorithms, MYD automatically descrambles and classifies failing bitmaps into unique signatures, and correlates them with in-line defect inspection data to determine defect "kill" ratios. MYD also helps correlate bitmap failures with fatal defects (defects that cause failures in the device) to isolate the root causes of failure mechanisms in memories.

YieldProjectorTM

         YieldProjector enables design engineers to improve the projected yield of a design before it ever reaches the manufacturing process. YieldProjector simulates the yield impact of a wide-range of random defects on a design's layout, based on statistical information from similar manufacturing process. It calculates the probable number of fatal defects on each layer of the design along with the projected yield of that layer. YieldProjector graphically highlights yield-limiters in the design layout so design engineers can compare various layout options and critical feature usage to improve a design's immunity to random manufacturing defects. This significantly increases yield and speeds time to volume production.

Recipe Management and Editing ("RME")

         RME is a universal enterprise solution that facilitates the management and control of process recipes from a central repository. Process recipes are used to control the program process and metrology tools at every step in a semiconductor manufacturing process. RME dramatically reduces product scrap, improves yield and increases productivity of semiconductor fabs. A patented off-line editing module allows engineers to edit process recipes at their desk or anywhere on the corporate intranet without sacrificing security or increasing tool downtime.

Odyssey-FPD

         Odyssey-FPD is a yield optimization solution built specifically for the unique challenges of flat panel display manufacturers. Odyssey-FPD leverages our highly scalable Odyssey platform. This enables FPD customers to integrate relevant manufacturing data, including defect, parametric and test, into a seamless and powerful yield optimization environment.

         Odyssey-FPD is the industry's first yield management platform, providing the information control backbone of fab-wide data. It is the first to gather, integrate and leverage all yield, process and test-floor related data into an automated, customizable and easy to use data collection, analysis and reporting system. The benefits to customers are numerous, but relate primarily to accelerated yield learning rates and reduced time to corrective action for yield and process excursions. With its "analysis recorder" automated functionality and an enterprise development toolkit, production lots are dispositioned more quickly, increasing productivity; excursions are identified in real time, and engineering resources are freed from repetitive tasks, enabling them to concentrate on corrective actions.

TestChip Technologies Products and Services

         Our TestChip products address the needs of semiconductor companies in many aspects of process technology development, design and manufacturing. Developing process technology is a lengthy process that frequently takes 18-24 months, and requires a number of expert resources to design and validate each process step followed by process qualification. The complexity of smaller chip features, such as 90 nm and 65 nm (known as "nodes"), requires a large number of devices and circuits that measure not only each process step, but also the integrated process behavior and performance. This increasing complexity, coupled with smaller chip sizes, is causing semiconductor producers to adopt yield solutions such as those offered by our TestChip products.

     HPL's TestChip products provide capabilities to accelerate semiconductor process technology development to the 65nm node and beyond. Additionally, for advanced technology nodes, these products provide new and innovative methods for semiconductor manufacturing process characterization and monitoring. We have deployed advanced semiconductor process technologies using our TestChip solutions at leading IDMs. Semiconductor manufacturers have used TestChip solutions for more than 8 years, at 7 technology nodes and across multiple process technologies, such as CMOS, BiCMOS, Radio Frequency ("RF"), Analog and others. HPL has successfully completed TestChip projects for technology nodes from 350nm to 45nm.

         The TestChip product line consists of a library of proprietary IP, supplemented by software products, and services, each of which are described more fully below. HPL will also customize the TestChip Technology IP and services to better enable project success.

TestChip Technology Development IP

         Our proprietary TestChip IP contains over 1,500 elements to address the full breadth of advanced CMOS technology development concerns, including 193nm lithography, copper and low-k interconnect integration, and advanced transistor development. Our TestChip IP also contains elements for improving yield in test structures, non-volatile memory, Silicon-on-Insulator ("SOI"), high-power devices, Silicon-Germanium, and RF devices. From this IP, we can produce GDSII, HTML documentation and test programs, all generated from a common database resulting in consistent and high quality results.

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

         The TechXpress Array Family comprises three powerful products:
TDSRAMTM, TDROMTM and TDAnalogTM.

         TDSRAM: The TDSRAM can be used for bitcell development and process qualification. The TDSRAM bit is designed to measure key process parameters and is intentionally more sensitive to variations and yield issues than a conventional SRAM design. The TDSRAM can also be used to measure defect densities during volume manufacturing.

         TDROM: The TDROM measures process excursion and design rule skews, making it ideally suited for process characterization and monitoring. The higher number of circuits built within a specific TDROM provide a more dramatic increase in spatial resolution than is possible with traditional test structures.

         TDAnalog: The TDAnalog is unique in its ability to measure the intrinsic electrical properties of the process. It produces a parametric response that provides a finer resolution of the measurement. TDAnalog can be used, among other things, for via resistance measurements and FET matching effects measurements.

         Some of the specific use cases for the array family products are bitcell development, process qualification, systematic yield loss diagnosis, process characterization and process monitoring. Customers use results derived from the arrays to correlate yield and analyze failures electrically and physically.

TestChip Design & Verification Platform

         The TestChip Design & Verification Platform is used to accelerate the specification, design, test and debugging of test structures and large technology development testchips. The platform consists of a web-based application for specifications capture, revision control and project management, a layout compiler, an HTML documentation and test program generator, and a secure layout viewer integrated with the compiler and documentation.

SALES AND MARKETING

         We rely on our direct sales force, distributors and sales agents to market our products to the semiconductor and flat panel display manufacturing markets. Our direct sales efforts have focused primarily on licensing our software products and TestChip technologies to IDMs, foundries, fabless semiconductor design companies and flat panel display manufacturers. Our direct sales force operates out of our headquarters in San Jose, California and our facilities in Boston, Massachusetts; Austin, Texas; Plano, Texas; Yokohama, Japan; Hsin Chu, Taiwan; and Aix-en-Provence, France.

         Our sales and marketing personnel also focus on developing our relationships with industry partners, which include semiconductor original equipment manufacturers ("OEMs") who bundle our products in their hardware. These joint-marketing relationships provide us with access to the customer bases of these OEMs. We intend to continue to expand our industry relationships in the future.

RESEARCH AND DEVELOPMENT

         The market for DFM and yield optimization is characterized by rapid technological development and product innovation. We believe that timely development of new products and enhancements to existing products are necessary to maintain our competitive position. Accordingly, we devote a significant portion of our human and financial resources to research and development programs and seek to maintain close relationships with customers to remain responsive to their needs.

         The complexity of DFM and yield optimization requires domain expertise in physical integrated circuit ("IC") design and fabrication as well as software development. Today, we employ a staff of software development engineers focused on the development of yield-optimization software products. Our team also encompasses a core group of engineers and technicians with extensive education, experience and expertise in the semiconductor domain. Virtually every discipline associated with the lifecycle of an IC is represented at our company, including device physics, product design, product engineering, yield engineering, failure analysis engineering, fab management, process engineering and testing.

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

         We have found that the tools and systems against which our products and services most often compete are those that semiconductor companies have created in-house as part of a specific fabrication process or through a dedicated development group. We must overcome a tendency that some producers may have to resist outside solutions.

         The third-party providers that compete in the market for yield-optimization tools are, generally, divisions of larger semiconductor equipment OEMs, such as KLA-Tencor, or smaller private companies, such as Yield Dynamics. Additionally, PDF Solutions provides service-based solutions where HPL products can also be used. The success of our business or other businesses like ours might prompt increased competition. As a result, we must continue to improve existing products, develop new products and protect our innovations through intellectual property laws in order to continue to differentiate our product offerings.

         Significant factors in our target market's choice of productivity-enhancement software include its performance, ease of use, reliability, price, compatibility with existing systems, installed base and technical service and support. While price is an important competitive factor, we believe that customers will choose the most effective productivity software, even if it is more expensive, because of the added profitability from better production yield.

INTELLECTUAL PROPERTY

         Our future success and competitive position depends heavily upon our continued ability to develop new proprietary technology while protecting our existing intellectual property. To protect our products and their underlying technology, and to prevent competitors from using our technology in their products, we use a combination of patents, trade secrets and copyrights.

As of March 31, 2004, we held eight U.S. patents and one Taiwan patent, expiring at different times between 2013 and 2024, and had thirteen U.S. patent applications and sixteen foreign patent applications pending. We expect that, if granted, the duration of these patents will be 20 years from the date of filing the application. We continue to vigilantly pursue U.S. and foreign patent filings. We have additional patent applications that we are developing internally and may file in the future.

         There is no assurance that any of our current or future patent applications will result in patents, and our existing or future patents may be circumvented, declared invalid or challenged as to scope or ownership. For these and other reasons, we may not realize any competitive advantage from our existing patents and any patents that we may be granted in the future. Furthermore, others may develop technologies that are similar or superior to our proprietary technologies or design around any patents that we may hold. To the extent that others are able to obtain patents that overlap with our technologies or processes, we may be required to license these patents. If we are unable to license these patents or obtain licenses on acceptable terms, we may need to alter our products or discontinue selling them altogether. In addition, we have not secured patent protection in foreign countries and we cannot be certain that the steps we take to prevent misappropriation of our intellectual property abroad will be effective, or that the application of foreign laws to technology developed abroad will not adversely affect the validity or enforceability of our U.S. patents.

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

         Much of our source code is written by programmers and engineers in the Republic of Armenia. We generally rely on U.S. and Armenian copyright law and international treaties for protection of our software source code, software object code, training materials and user manuals created by our employees. While U.S. copyright law protects the expression of an idea, it does not protect the idea itself from being copied. As a result, others may be able to glean valuable concepts and methods from our copyrighted material and lawfully use these ideas and methods in a competing product or venture by simply changing the manner of expression. In an effort to protect our software from misappropriation, we do not typically divulge our source code to customers or vendors, although we have placed our source code in escrow in connection with certain transactions.

EMPLOYEES

         As of March 31, 2004, we employed approximately 220 employees worldwide with 73 in the United States, 126 in Armenia and 21 in four other locations around the world. None of our employees are represented by a labor union or are subject to a collective bargaining agreement. We believe that our relationship with our employees is good.

DIRECTORS AND OFFICERS

         The following table sets forth the directors and officers of the Company, their ages and positions as of May 31, 2004:


Name                                                Age                                      Position
------------------------------------------------ ----------   ----------------------------------------------------------------------
Cary D. Vandenberg                                      48    President and Chief Executive Officer
Michael P. Scarpelli                                    37    Chief Financial Officer, Senior Vice President of Administration and
                                                              Secretary
Elias Antoun                                            47    Director, Chairman of the Board
Lawrence Kraus                                          41    Director
Dr. Yervant Zorian                                      48    Director
William Lamkin III                                      60    Senior Vice President Sales & Global Customer Support
Dr. Victor Boksha                                       43    Vice President of Business Development
Dean Frazier                                            44    Vice President of Marketing
Brian Gordon                                            46    Vice President of Software Engineering


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

         MICHAEL P. SCARPELLI. Mr. Scarpelli has been our Chief Financial Officer, Treasurer, Senior Vice President of Administration and Secretary since July 2002. In these roles, he is principally responsible for the Company's worldwide finance function including accounting, financial systems and facilities. Mr. Scarpelli joined the Company in January 2002 as Vice President of Corporate Development, responsible for the oversight of the Company's mergers and acquisitions function. Prior to joining HPL, Mr. Scarpelli was an auditor with PricewaterhouseCoopers LLP since 1989 and an audit partner since 1998. Mr. Scarpelli received his Bachelor of Arts degree in economics from the University of Western Ontario and is a Certified Public Accountant and a Chartered Accountant.

         ELIAS ANTOUN. Mr. Antoun joined our Board of Directors in August 2000 and serves as a member of our audit and compensation committees. Mr. Antoun is President and Chief Executive Officer of Pixum, Inc. of Mountain View, California, a semiconductor solutions provider for video imaging. Prior to this, he was President and Chief Executive Officer of MediaQ, Incorporated, a provider of semiconductor solutions which was acquired by NVIDIA Corporation (Nasdaq:
NVDA) in August 2003. From March 1998 to January 2000, Mr. Antoun served as Executive Vice President, Consumer Products Division at LSI Logic. Mr. Antoun served as President of LSI Logic K.K., a Japanese subsidiary of LSI Logic, from January 1996 to March 1998. Mr. Antoun has served as the Chairman of the Board since July 2002. Mr. Antoun's term expires at the next election of directors.

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

     DR. YERVANT ZORIAN. Dr. Zorian has served as Vice President and Chief Scientist at Virage Logic Corporation since June 2000. He previously was the Chief Technology Advisor at LogicVision and a Distinguished Member of the Technical Staff at Bell Laboratories, Lucent Technologies. Dr. Zorian has chaired several Institute of Electrical and Electronic Engineering ("IEEE") symposiums and workshops. He currently serves as the editor and chief emeritus of IEEE Design & Test of Computers and is the Vice President of IEEE Computer Society. He has authored four books, received several best paper awards and holds twelve U.S. patents in the area of test technology. Dr. Zorian is an honorary doctor of the National Academy of Science, Armenia, and is a Fellow of IEEE. Mr. Zorian was elected to our board of directors in August 2000 and his term expires at the next election of directors.

         WILLIAM LAMKIN III. Mr. Lamkin joined HPL in September 2003 as the Senior Vice President of Global Sales and Global Customer Support and has overall responsibility for global sales and customer support activities. He has over 15 years experience marketing software products and services specifically to the semiconductor and flat panel industries. He spent over 10 years with PROMIS Systems Corp., most recently managing the Asia Pacific Region while residing in Singapore. PRI Automation, a supplier of material transport systems and software to semiconductor manufacturers, acquired Promis Systems Corp. and Mr. Lamkin was promoted to Vice President of Global Software Sales. He has held the position of Vice President of Marketing and Sales at both Camstar Systems and Realtime Performance, both suppliers of software and services to the semiconductor industry. Previously he performed various local and national sales management duties at software divisions of Xerox and General Electric. He holds a Bachelors of Arts degree in political science from the University of South Florida.

         DR. VICTOR BOKSHA. Dr. Boksha joined HPL in November 2003 as the Vice President of Business Development and is currently focused on building new products and industry relationships in the emerging Design for Manufacturing
(DFM) market. Dr. Boksha is a semiconductor industry veteran, with an extensive background in lithography, RET and TCAD. He brings to HPL almost 25 years of technology and business experience in high-volume mask and wafer manufacturing, simulation, equipment design, advanced lithography development, yield improvement and venture investments. Recently, he worked with Cadence Design Systems on a new DFM business opportunity and also advised a leading silicon IP provider on technology strategy. Previously he worked for OPC Technologies, which was acquired by Mentor Graphics, and brought RET capabilities to the Calibre product line. Prior to OPC, he worked for Technology Modeling Associates
(TMA), which is currently part of Synopsys. He holds an M.Sc. degree in Management from MIT Sloan School and a Ph.D degree in laser microlithography from Belarus Academy of Science.

         DEAN FRAZIER. Mr. Frazier joined HPL in March 2004 as the Vice President of Marketing. Mr. Frazier is responsible for worldwide marketing activities at HPL. He has over twenty years of semiconductor industry experience in IC design, semiconductor process development and EDA software. Most recently, Mr. Frazier was a founder of EMASYS Corporation, a developer of business intelligence software for IC companies. He has also served as VP of Engineering & Operations for Chameleon Systems, a venture-funded fabless IC company; as Director of Design Technology for Chips & Technologies which was acquired by Intel; and has held various marketing and engineering roles at Seattle Silicon and Motorola. Mr. Frazier holds a Bachelor of Science degree in Chemical Engineering from Stanford University.

          BRIAN GORDON. Mr. Gordon joined HPL in September 2003 as the Vice President of Software Development and is responsible for the development of all software products at HPL. He has more than 20 years experience in the design, development and implementation of mission-critical enterprise software for manufacturing. From 1984 to 2003 Mr. Gordon was Chief Technology Officer at Camstar Systems, a leading provider of enterprise manufacturing performance management systems for semiconductor, electronics, life sciences, and other global industrial manufacturers.

     In this role he was the Chief Architect responsible for the design, development, delivery and support of all software products. Prior to Camstar, he was the founder of a successful consulting practice, developing manufacturing and accounting software for midrange customers. His work has been patented, and he has also published many technical articles.


ITEM 2.  PROPERTIES

         The following table sets forth the Company's principal properties as of May 31, 2004. We believe that our existing facilities are adequate for our current needs.

                                          Square                      Expiration of
Location                                  Footage                       Lease Term                             Uses
------------------------------  ----------------------------   -----------------------------  --------------------------------------
Austin, Texas                                        25,140    February 2006                  Offices
Bedford, Massachusetts                               12,050    October 2005                   Offices; research and development
Chennai, India                                        2,097    March 2007                     Offices
HsinChu, Taiwan                                       1,636    May 2006                       Offices
Yokohama, Japan                                       2,444    April 2006                     Offices
San Jose, California                                 12,500    December 2005                  Executive offices
Plano, Texas                                         18,302    March 2006                     Offices
Yerevan, Armenia                                     18,772    December 2004                  Offices; research and development



ITEM 3.  LEGAL PROCEEDINGS

         Between July 31, 2002 and November 15, 2002, several class-action lawsuits were filed against the Company, certain current and former officers and directors of the Company, and the Company's independent auditors in the United States District Court for the Northern District of California. The lawsuits were consolidated into a single action (the "Securities Action"), which alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, Rule 10b-5 promulgated thereunder, and Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 by making a series of material misrepresentations as to the financial condition of the Company during the class period of July 31, 2001 to July 19, 2002. The plaintiffs are generally seeking to recover compensatory damages, costs and expenses incurred, interest and such other relief as the court may deem appropriate. The parties have stipulated to extend the time to respond to the consolidated complaint until August 16, 2004.

         We have signed a memorandum of understanding (the "MOU") with the lead plaintiffs that resolves the Securities Action. Under the MOU, we would issue common stock to the class. Final settlement is contingent on several conditions, including execution of a formal settlement agreement and court approval.

         Five shareholders of the Company have brought suit in the District Court of Dallas County, Texas, against the Company's independent auditors and the managing underwriter in the Company's initial public offering, in connection with claims relating to the Company's acquisition of Covalar Technologies Group, Inc. in February 2002 (the "Covalar Action"). On April 26, 2004, the Company and the Company's former President and Chief Executive Officer were named as defendants in this action. Our response to the amended petition is currently due August 2, 2004. Subject to a reservation of rights, we have accepted the underwriter's request to indemnify the underwriter in connection with the Company's initial public offering and to advance expenses in this matter. While we had obtained insurance to cover its obligation to indemnify and advance expenses to the underwriter, the insurer has raised certain defenses to coverage. Even if coverage is afforded, however, coverage for these indemnification obligations is subject to a sub-limit of $1,000,000 and may be exhausted by payments of defense costs and settlements in the Securities Action. On June 3, 2004, an associate judge granted the auditors' and underwriter's motions for summary judgment. The plaintiffs have appealed this ruling and a hearing is currently scheduled for August 20, 2004. On June 9, 2004, the Company's independent auditors filed a responsible third party petition against the Company and Company's former President and CEO. The third party petition does not seek affirmative relief but instead was filed for purposes of apportioning fault in jury findings. We have accepted service of the third party petition, and our response to the third party petition has been extended until thirty days after the hearing on plaintiffs' notice of appeal of the associate judge's decision on the summary judgment motions.

         On July 13, 2004 we signed a settlement and release agreement with the plaintiffs in the Covalar Action pursuant to which we have agreed to issue the plaintiffs additional shares of common stock, which will be placed in escrow pending final approval of the settlement in the Securities Action.

     Based on the terms of the above settlements, we determined that a liability related to the Securities Action and the Covalar Action was probable and that the value was reasonably estimable. Accordingly, we have recorded a non-cash long term liability of approximately $7.9 million in our consolidated financial statements as of March 31, 2004, representing management's estimate of the value of the 7 million shares of common stock that we have agreed to issue under the MOU and the Covalar Action settlement. This liability was calculated by utilizing a valuation based on both the income and market approaches as of March 31, 2004, consistent with the Company's assessment of goodwill impairment. This liability will be revalued quarterly until the actual effective date of the settlements.

         We are also a nominal defendant in consolidated stockholder derivative lawsuits pending in Superior Court in the County of Santa Clara, California. These lawsuits, which were filed between July 31, 2002 and December 31, 2002, assert derivative claims on behalf of the Company against certain current and former officers and directors of the Company and the Company's independent auditors. The consolidated complaint asserts claims for insider trading, breach of fiduciary duties, breach of contract, professional negligence and unjust enrichment, and seeks damages suffered by the Company, treble damages for the sale of shares, costs and expenses of these actions and such other relief as the court may deem appropriate. The parties have stipulated to extend the time to respond to the consolidated derivative complaint until July 16, 2004, and are continuing to negotiate a potential resolution of this action.

         On May 22, 2003, five former shareholders of FabCentric, Inc., which was acquired by the Company in December 2001, sued the Company, the Company's former President and Chief Executive Officer and former Chief Financial Officer, and the Company's independent auditors in a lawsuit pending in Superior Court in the County of Santa Clara, California. This lawsuit alleges claims for fraud, negligent misrepresentation, breach of warranties and covenants, breach of contract, and negligence, and seeks rescission or, alternatively, damages, costs and expenses. On October 31, 2003, the plaintiffs filed an amended Complaint adding the managing underwriter in the Company's initial public offering and the Company's current Chief Financial Officer as defendants. The underwriter and auditors have filed demurrers, which are scheduled to be heard on September 28, 2004. The parties have stipulated to extend the time for the other defendants to respond to the amended complaint until September 7, 2004. The plaintiffs served inspection demands on the defendants on June 25, 2004.

         Additionally, in April 2003, UBS PaineWebber, Inc. filed suit against the Company in the Supreme Court of the State of New York, County of New York (the "New York Action") alleging tortious interference of contract and a violation of the Uniform Commercial Code. This action relates to the transfer of shares of HPL common stock putatively pledged to UBS PaineWebber, Inc. by Y. David Lepejian, the Company's former President and Chief Executive Officer, and his spouse and sought, among other things, mandatory injunctive relief requiring HPL to affect the transfer of the subject stock. We moved to dismiss the New York Action. In May 2003, we filed an interpleader action in United States District Court for the Northern District of California relating to the stock in question in the New York Action (the "California Action"). Mr. Lepejian and UBS PaineWebber have been engaged in an NASD arbitration proceeding regarding the pledge of the shares. The interpleader action and the New York action were voluntarily dismissed without prejudice by the Company and UBS PaineWebber, respectively. On or about October 1, 2003, UBS PaineWebber filed suit in Delaware Chancery Court which essentially re-stated the claims originally asserted in the New York action (the "Delaware Action"). On June 22, 2004, we and UBS PaineWebber signed a settlement agreement and mutual release whereby the parties dismissed the New York Action, the California Action and the Delaware Action with prejudice at no cost to the Company.

         Additionally, Twin City Fire Insurance Company (the Company's first-layer "D&O" insurance carrier) filed a declaratory relief action on October 6, 2003, in Superior Court in the County of Santa Clara, California, against the Company, the Company's former President and Chief Executive Officer, the Company's former Chief Financial Officer, and other former and current officers and directors of the Company seeking a determination that no coverage is afforded the defendants under Twin City's policy, which follows form to the Company's primary D&O policy issued by Executive Risk Indemnity Inc. Executive Risk has already agreed to pay its policy limits for the Securities Actions, exhausting the limits of the Company's primary D&O policy. We filed an amended cross-complaint on June 14, 2004 in the Twin City action, seeking a declaration that Twin City and the Company's other excess D&O insurance carriers, National Union and St. Paul, are obligated to indemnify the Company for losses in connection with the Securities Actions and that Twin City has breached its insurance contract by not paying the defendants' defense expenses on a current basis. On June 21, 2004, the Superior Court granted Twin City's unopposed motion to file a Third Amended Complaint alleging two additional declaratory-relief causes of actions based on two policy exclusions. We intend to oppose the claims made in the Third Amended Complaint.

         Except as noted above, all of the aforementioned matters are in the early stages other than the settled actions as discussed above. As a result, we believe that no additional amount above the $7.9 million discussed above should be accrued for these matters under Statement of Financial Accounting Standard ("SFAS") No. 5, "Accounting for Contingencies," because we are currently unable to evaluate the likelihood of an unfavorable outcome or estimate the amount or range of potential loss, if any, of the unsettled actions.

         Any adverse resolution of the aforementioned litigation could have a material effect on our financial condition, results of operations or cash flows. We are investigating a number of alternatives, including informal and formal restructuring, which potentially may dilute shareholder equity but could mitigate any material adverse effect on our financial condition or results of operations that might otherwise result from an unfavorable resolution of these lawsuits.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         On September 30, 2002, our common stock was delisted from the Nasdaq National Market. Since that time, no established public trading market has existed for our common stock and shares of our common stock are neither listed on any national securities exchange nor presently traded on any public stock exchange or in any other public market. Although quotations for shares of our common stock may be obtained through the over-the-counter "pink sheets" maintained by Pink Sheets LLC (a centralized quotation service that collects and publishes market maker quotes for over-the-counter securities), because secondary market activity for shares of our common stock has been limited and sporadic, such quotations may not accurately reflect the price or prices at which purchasers or sellers would currently be willing to purchase or sell shares of our common stock. The following table shows the range of high and low closing bid prices for our common stock for the periods indicated, as reported on the Nasdaq National Market under the symbol "HPLA" for the period July 30, 2001, the date of our initial public offering, to September 30, 2002, and in the Pink Sheets under the symbol "HPLA.PK" for the period October 1, 2002 through March 31, 2004. The quotations on the Pink Sheets reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.


Fiscal 2003                                                                      High            Low
---------------------------------------------------------------------------- -------------- --------------
First Quarter                                                                $       16.26  $        9.59
Second Quarter                                                               $       15.80  $       13.10
Third Quarter                                                                $        0.11  $        0.02
Fourth Quarter                                                               $        0.20  $        0.02

Fiscal 2004                                                                      High            Low
---------------------------------------------------------------------------- -------------- --------------
First Quarter                                                                $        0.25  $        0.11
Second Quarter                                                               $        0.26  $        0.12
Third Quarter                                                                $        0.30  $        0.18
Fourth Quarter                                                               $        0.36  $        0.20


         As of June 30, 2004, there were approximately 138 holders of record of our common stock and 31,274,623 shares of common stock outstanding. No dividends have been paid on our common stock since inception, and we do not anticipate paying any dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

         On June 30, 2003 we issued 396,826 shares of common stock, with an aggregate value of $50,000 pursuant to an earn-out provision in our purchase agreement with Defect & Yield Management, Inc. This offering was exempt from registration under Rule 506, promulgated under the Act.

ITEM 6.  SELECTED FINANCIAL DATA

         The selected consolidated financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the consolidated financial statements of HPL and the notes to the consolidated financial statements included elsewhere in this annual report on Form 10-K. The consolidated statement of operations data for the years ending March 31, 2004, 2003 and 2002 and the consolidated balance sheet data at March 31, 2004 and 2003 are derived from the audited financial statements included in this annual report on Form 10-K. The consolidated statement of operations data for the years ending March 31, 2001 and 2000 and the consolidated balance sheet data at March 31, 2002, 2001 and 2000 are derived from audited financial statements for the periods not included in this annual report on Form 10-K. Our historical results are not necessarily indicative of results to be expected in future periods.

Statement of Operations Data:

                                                                                 Years Ended March 31,
                                                              2004          2003           2002           2001          2000
                                                          ------------- -------------- -------------  ------------- --------------
                                                                          (in thousands, except per share data)
Revenues:
Software licenses                                            $   4,799      $   5,281     $   1,614       $  3,159      $   3,039
Consulting services, maintenance and other                       7,902         10,311         2,899          1,156            665
                                                          ------------- -------------- -------------  ------------- --------------
Total revenues                                                  12,701         15,592         4,513          4,315          3,704
                                                          ------------- -------------- -------------  ------------- --------------
Cost of revenues:
Software licenses                                                  507            656           587            133              9
Consulting services, maintenance and other (1)                   3,131          3,808           507            243            259
                                                          ------------- -------------- -------------  ------------- --------------
Total cost of revenues                                           3,638          4,464         1,094            376            268
                                                          ------------- -------------- -------------  ------------- --------------
Gross profit                                                     9,063         11,128         3,419          3,939          3,436
                                                          ------------- -------------- -------------  ------------- --------------
Operating expenses:
Research and development (1)                                     6,384         10,515         6,118          3,349          2,851
Sales, general and administrative (1)                           13,604         19,788         9,285          4,329          3,155
Legal settlement expense                                         7,900              -             -              -              -
Goodwill impairment                                                  -         30,570             -              -              -
Stock-based compensation                                           315          1,047         3,547          2,369            580
Amortization of intangible assets                                1,327          1,494           294            137            148
                                                          ------------- -------------- -------------  ------------- --------------
Total operating expenses                                        29,530         63,414        19,244         10,184          6,734
                                                          ------------- -------------- -------------  ------------- --------------
Loss from operations                                           (20,467)       (52,286)      (15,825)        (6,245)        (3,298)
Interest income (expense) and other, net                           213            468           908           (190)          (248)
                                                          ------------- -------------- -------------  ------------- --------------
Loss before income taxes                                       (20,254)       (51,818)      (14,917)        (6,435)        (3,546)
Provision for income taxes                                          89              -             -              -              -
                                                          ------------- -------------- -------------  ------------- --------------
Net loss                                                     $ (20,343)     $ (51,818)    $ (14,917)      $ (6,435)     $  (3,546)
                                                          ============= ============== =============  ============= ==============

Net loss per share-basic and diluted                         $   (0.65)     $   (1.69)    $   (0.62)      $  (0.37)     $   (0.21)
Shares used in per share computations:
Basic and diluted                                               31,145         30,645        24,038         17,496         17,068

_______________________________________________________________

(1)     Excludes the following stock-based
        compensation charges:
          Cost of revenues                                   $       -      $      18     $      39       $     60      $       2
          Research and development                                 113            414           692            296             96
          Sales, general administrative                            202            615         2,816          2,013            482
                                                          ------------- -------------- -------------  ------------- --------------
                                                             $     315      $   1,047     $   3,547       $  2,369      $     580
                                                          ============= ============== =============  ============= ==============

Consolidated Balance Sheet Data:

                                                                                        March 31,
                                                              2004          2003           2002           2001          2000
                                                          ------------- -------------- -------------  ------------- --------------
                                                                                       (in thousands)
Cash, cash equivalents and short-term investments             $ 10,210       $ 21,741      $ 47,109          $ 989          $ 178
Working capital (deficit)                                        3,393         13,525        35,062         (7,169)        (2,090)
Total assets                                                    44,865         60,385       101,308          5,455          5,031
Long-term debt, less current portion                                39            130           280            295          1,857
Total stockholders' equity (deficit)                          $ 26,042       $ 46,032      $ 82,316       $ (6,748)      $ (2,727)


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

         On April 10, 2002, we acquired all of the outstanding capital stock of Defect & Yield Management, Inc., a Delaware corporation ("DYM"). DYM is engaged in the sale and support of manufacturing floor defect data management software. In connection with the acquisition, we paid the shareholders $2.0 million in cash, issued 967,260 shares of HPL common stock and agreed to assume stock options to purchase up to 82,740 shares of HPL's common stock. The total value of the transaction was $17.1 million. We issued in June 2003 an additional 396,826 shares of common stock with a value of $50,000 in the aggregate to the former DYM stockholders to satisfy the earn-out provisions in the merger agreement. The acquisition provided the Company access to an installed customer base in over 70 facilities worldwide, complementary technology and a highly skilled workforce.

         In each of the last three fiscal years, a relatively small number of customers have accounted for a large portion of our revenues, and the composition of our major customers has changed from year to year. This is because we currently have a limited sales force, our products have a lengthy sales cycle and we recognize relatively large license revenues upon entering into perpetual licensing agreements. We had three, three and four end customers that individually accounted for at least 10% of our revenues in the years ended March 31, 2004, 2003 and 2002, respectively. In the aggregate, these end customers accounted for 42%, 61% and 66% of our revenues in the years ended March 31, 2004, 2003 and 2002, respectively.


         From July 2002 until today, as a result of our investigation into financial and accounting irregularities which ultimately lead to a restatement of our financial statements for the years ended March 31, 2001 and 2002, and the litigation discussed in the Liquidity and Capital Resources section below, we experienced a significant period of transition. In our year ending March 31, 2003, senior management was focused on determining the impact of the financial restatement on our business going forward, integrating previously acquired businesses and cutting costs to reflect the level of sales activities we were experiencing. In our year ended March 31, 2004, we began to hire a new management team, filling five senior positions with the hiring of a new Chief Executive Officer, Senior Vice President of Sales, Vice President of Software Development, Vice President of Marketing and Vice President of Business Development. With the new management team in place, we have shifted our focus and resources in order to better integrate our yield analysis software capabilities with our TestChip solutions to better compete in the DFM market segment with our unique product offerings. This has resulted in a decrease in our revenue in the year ended March 31, 2004 from the year ended March 31, 2003 and an operating loss of $20.5 million, which includes $10.8 million in non-cash charges ($7.9 million in settlement shares, $ 2.6 million in depreciation and amortization and $0.3 million in stock based compensation), in the year ended March 31, 2004. At March 31, 2004, we have $10.2 million in cash and cash equivalents.

         As of March 31, 2004, we had an accumulated deficit of $98.0 million. Since going public in 2001, we have not achieved profitability on a quarterly or annual basis. As we continue to build our customer base and further develop new products, we expect to continue to incur net operating losses at least through our year ending March 31, 2005. We will need to generate significantly higher revenues in order to support research and development, sales and marketing and general and administrative expenses, and to achieve and maintain profitability. Our ability to generate higher revenues may continue to be impacted by our litigation, the capital spending trends of our potential and current customers in the semiconductor industry, the time to market of our new products and our ability to compete in our market segment. See Liquidity and Capital Resources below.

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

         If consulting or other services sold in connection with the software license are essential to the functionality of the software or involve significant production, customization or modification of software, we recognize revenue on either a percentage-of-completion or completed contract basis. For the percentage-of-completion method, we recognize revenues using labor hours incurred as the measure of progress against the total labor hours estimated for completion of the project. We consider a project completed after all contractual obligations are met. At times, an unbilled accounts receivable balance can exist which comprises revenue recognized in advance of contractual billings. We make provisions for estimated contract losses in the period in which the loss becomes probable and can be reasonably estimated. Estimates of total labor hours or expected losses on contracts are subject to judgment and actual amounts may differ significantly from those estimates.

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

         We assess the impairment of identifiable intangibles and long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Furthermore, we assess the impairment of goodwill at least annually. Factors we consider important which could trigger an impairment review include the following:

     o significant underperformance relative to historical or projected future operating results;
     o significant changes in the manner of our use of the acquired assets or the strategy for our overall business;
     o significant negative industry or economic trends;
     o significant decline in our stock price for a sustained period;
     o market capitalization relative to net book value; and
     o a current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life.

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

         The first and second steps of the two-step process are as follows:

Step 1 - We compare the fair value of our reporting units to the carrying value, including goodwill. For each reporting unit where the carrying value, including goodwill, exceeds the unit's fair value, we proceed on to Step 2. If a unit's fair value exceeds the carrying value, no further analysis is performed and no impairment charge is necessary. We measure fair value by weighing equally our projected five year discounted cash flows with a terminal value discounted to the measurement date (the "Income Approach") and looking at comparable public companies and the multiples at which they trade, based on their trailing twelve months revenue and forward looking twelve months revenue compared to our comparable revenue to determine our market value (the "Market Approach").

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

         At March 31, 2003, we performed Step 1 as of March 31, 2003 and determined that goodwill was impaired. We then performed Step 2 and determined that a $30.6 million impairment charge was required in the three months ended March 31, 2003. During 2004, we continued to test for impairment on an annual basis and determined that there was no impairment in goodwill.

Litigation

         Management's estimated range of liability related to some of the pending litigation is based on claims for which our management can estimate the amount and range of loss. Because of the uncertainties related to our insurance coverage and indemnification obligations we have provided to various parties who are defendants and the amount and range of potential losses, if any, related to litigation, management is currently unable to make a reasonable estimate of the total liability that could result from an unfavorable outcome of all of the litigation. As of March 31, 2004, we have tentatively settled the Securities Action and the Covalar Action. These settlements require the Company to issue 7 million shares of HPL common stock which have been valued in a manner consistent with our calculation for the impairment of goodwill at $7.9 million. Accordingly, we have accrued this non-cash cost in our financial statements as of March 31, 2004. This liability will be revalued quarterly until the effective date of the settlements. As additional information becomes available on our other pending litigation, we will assess the potential liability related to these matters and create and/or revise our estimates. Such revisions in estimates of the potential liability could materially impact our results of operation and financial condition. Any resolution of the litigation could materially affect our financial resources and liquidity. See Liquidity and Capital Resources below.

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

         On March 31, 2004, the FASB issued a proposed Statement, "Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95," that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or, liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. The proposed statement would eliminate the ability to account for share-based compensation transactions using Accounting Principles Board, or APB, Opinion No. 25, "Accounting for Stock Issued to Employees," and generally would require that such transactions be accounted for using a fair-value-based method and recognized as expenses in our consolidated statement of income. The proposed standard would require the modified prospective method be used, which would require that the fair value of new awards granted from the beginning of the year of adoption plus unvested awards at the date of adoption be expensed over the vesting period. In addition, the proposed statement encourages companies to use the "binomial" approach to value stock options, which differs from the Black-Scholes option pricing model, that we currently use to determine the fair value of our options. The proposed standard is recommending that the effective date for public companies be fiscal years beginning after December 15, 2004. The changes under this proposed standard will not have a material impact upon our financial position or cash flows, but may have a material impact on our results of operations, depending on the amount of stock options we grant in future periods.

RESULTS OF OPERATIONS

         The following table sets forth statement of operations data for the periods indicated as a percentage of total revenues.

                                                                           Year ended March 31,
                                                        -----------------------------------------------------------
                                                             2004                 2003                  2002
                                                        ---------------       --------------        --------------
Revenues:
Software licenses                                                   38 %                 34 %                  36 %
Consulting services, maintenance and other                          62 %                 66 %                  64 %
                                                        ---------------       --------------        --------------
Total revenues                                                     100 %                100 %                 100 %
                                                        ---------------       --------------        --------------

Cost of revenues:
Software licenses                                                    4 %                  4 %                  13 %
Consulting services, maintenance and other                          25 %                 24 %                  11 %
                                                        ---------------       --------------        --------------
Total cost of revenues                                              29 %                 28 %                  24 %
                                                        ---------------       --------------        --------------

Gross profit                                                        71 %                 72 %                  76 %
                                                        ---------------       --------------        --------------
Operating expenses:
Research and development                                            50 %                 67 %                 136 %
Sales, general and administrative                                  107 %                127 %                 206 %
Legal settlement expense                                            62 %                  - %                   - %
Goodwill impairment                                                  - %                196 %                   - %
Stock based compensation                                             3 %                  7 %                  79 %
Amortization of intangible assets                                   10 %                 10 %                   7 %
                                                        ---------------       --------------        --------------
Total operating expenses                                           232 %                407 %                 428 %
                                                        ---------------       --------------        --------------

Loss from operations                                              (161)%               (335)%                (352)%
                                                        ===============       ==============        ==============


Comparison of years ended March 31, 2004 and 2003

         Revenues. Total revenues decreased to $12.7 million in the year ended March 31, 2004 from $15.6 million in the year ended March 31, 2003, or a decrease of 19%. Our sales cycle for the license of our software products has historically been very long. Our products are new and our customers spend a significant amount of time evaluating our products. Customer purchase orders typically include integration and installation services, rights of return and acceptance criteria. As such, we defer a significant amount of our license revenue until integration and installation services are complete, rights of return lapse and final acceptance occurs. The amount of our license revenue is currently at levels that have resulted in no meaningful trend from period to period. Our ability to sell our products in the future may also be affected by declines in capital spending by potential customers in the semiconductor industry.

         Product sales were highly concentrated, with 42% of total revenues in the year ended March 31, 2004 coming from three customers and 61% of total revenues in the year ended March 31, 2003 coming from four customers.

         Software license revenue decreased to $4.8 million in the year ended March 31, 2004, from $5.3 million in the year ended March 31, 2003, or a decrease of 9%. Software license revenue in the year ended March 31, 2004 includes $2.2 million in deferred revenue from March 31, 2002 which was accepted in the year ended March 31, 2004. Software license revenue in the year ended March 31, 2003 includes $4.6 million in revenue deferred as a result of our financial restatement in the year ended March 31, 2002 as customer acceptance was received in the period.

         Consulting services, maintenance and other revenues decreased to $7.9 million in the year ended March 31, 2004, down from $10.3 million in the year ended March 31, 2003, or a decrease of 23%. The decrease was due to customer delays in providing layout design specifications for custom services work and verifying silicon testing results as well as a shift in focus from low-margin, higher-volume services work to high-margin, lower-volume services work.

         Gross profit. As a percentage of revenues, gross profit decreased to 71% in the year ended March 31, 2004 to 72% in the year ended March 31, 2003. The modest decline was primarily due to the above variances in revenue from period to period and changes in cost of revenues. In addition, in the year ended March 31, 2004, we expensed $491,000 in deferred costs relating to the sale of a software license recognized in the period.This additional expense was partially offset by increased margins in our service business as a result of a shift in focus as noted above. Gross profit has been and will continue to be affected by a variety of factors, the most important of which is the relative mix of revenues among software licenses, maintenance fees and consulting services.

         Research and development. Research and development expenses represented 50% of revenues in the year ended March 31, 2004 compared to 67% of revenues in the year ended March 31, 2003. Actual costs decreased to $6.4 million in the year ended March 31, 2004, down from $10.5 million for the year ended March 31, 2003. This decrease was primarily attributable to the cost-cutting measures commenced in September 2002 and continued through December 2003. Salaries and related benefits of research and development engineers represent the single largest component of our research and development expenses. We expect our research and development costs to remain relatively stable for the foreseeable future.

         Sales, general and administrative. Sales, general and administrative expenses in the year ended March 31, 2004 were $13.6 million, or 107% of revenues, compared to $19.8 million, or 127% of revenues in the year ended March 31, 2003. The decrease in costs was primarily due to decreases in staff, professional fees and costs associated with litigation and the restatement of our financial statements. Legal and professional fees associated with litigation and the restatement of our financial statements were approximately $2.7 million and $3.9 million during years ended March 31, 2004 and 2003, respectively. We expect the level of legal fees to decline significantly in fiscal 2005 as our pending legal matters are resolved.

         Legal settlement expense. In the year ended March 31, 2004, we were able to reasonably estimate the cost of the potential settlement of the Securities Action and the Covalar Action, and as such, we accrued $7.9 million, our estimate of the value of the stock to be issued in connection with such settlement.. The liability will be revalued quarterly until the effective date of the settlements. See Liquidity and Capital Resource below.

         Goodwill impairment. The Company operates within one reporting unit as defined by SFAS 142. Therefore, goodwill is not allocated within the Company, as it is considered enterprise goodwill. During the fourth quarter of the year ended March 31, 2003, the Company determined that there were indicators of impairment to the carrying value of goodwill, principally as a result of reducing its revenue forecast given the then current economic environment in the semiconductor industry. The Company performed its annual impairment review for goodwill and other intangible assets on March 31, 2003 and recorded a charge of $30.6 million relating to goodwill impairment, which is recorded as a component of operating income in the accompanying consolidated statement of operations. The amount of goodwill impairment was based on the fair value of the Company, representing its only reporting unit utilizing a valuation based on both the discounted cash flow and market approach. At March 31, 2004 we performed an impairment test and determined that there was no further impairment in goodwill. Future goodwill impairment tests may result in charges to earnings if the Company determines that goodwill has been further impaired.

         Stock-based compensation. Stock-based compensation expense in the year ended March 31, 2004 was $315,000, compared with $1.0 million in the year ended March 31, 2003. Stock-based compensation expense in the year ended March 31, 2004 decreased from the previous year primarily as a result of decreases in staff related to acquisitions, which resulted in the reversal of previously expensed stock-based compensation which was not earned by the terminated employees.

         Amortization of intangible assets. Amortization of intangible assets was $1.3 million in the year ended March 31, 2004, compared to $1.5 million in the year ended March 31, 2003. This decrease in amortization is due to certain intangible assets being fully amortized prior to fiscal 2004.

         Interest income (expense) and other, net. Interest income, net of interest and other expenses for the year ended March 31, 2004 and 2003 were $213,000 and $468,000, respectively. This decrease was due to less interest income from lower average balances of cash, cash equivalents and short-term investments and lower interest rates on cash balances during the year ended March 31, 2004.

         Provision for income taxes. In the years ended March 31, 2004 and 2003, we incurred operating losses for which we have recorded valuation allowances for the full amount of our net deferred tax assets, because the future realization of the deferred tax assets was not likely as of March 31, 2003 and 2002. In the year ended March 31, 2004, the provision for income tax in the amount of $89,000 resulted from foreign income tax withholding.

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

         Software license revenue increased to $5.3 million in the year ended March 31, 2003, from $1.6 million in the year ended March 31, 2002, or an increase of 227%. This increase was due to greater customer acceptance of the Company's product during the year ended March 31, 2003. Software license revenue in the year ended March 31, 2003 relates primarily to previously deferred revenue for which the revenue was recognized in the current year as final customer acceptances were received on previously delivered software. Approximately $380,000 of software license revenue in the year ended March 31, 2002 relates to an arbitration settlement of royalties due from a customer.

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

         Gross profit. As a percentage of revenues, gross profit decreased to 72% for the year ended March 31, 2003 from 76% for the year ended March 31, 2002 as service revenue as a percentage of total revenue increased in the year. Gross profit has been and will continue to be affected by a variety of factors, the most important of which is the relative mix of revenues among software licenses, maintenance fees and consulting services.

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

         Goodwill impairment. The Company operates within one reporting unit as defined by SFAS 142. Therefore, goodwill is not allocated within the Company, as it is considered enterprise goodwill. During the fourth quarter of the year ended March 31, 2003, the Company determined that there were indicators of impairment to the carrying value of goodwill, principally as a result of reducing its revenue forecast given the then current economic environment in the semiconductor industry. The Company performed its annual impairment review for goodwill and other intangible assets on March 31, 2003 and recorded a charge of $30.6 million relating to goodwill impairment, which is recorded as a component of operating income in the accompanying consolidated statement of operations. The amount of goodwill impairment was based on the fair value of the Company, representing its only reporting unit utilizing a valuation based on both the discounted cash flow and market approach. Future goodwill impairment tests may result in charges to earnings if the Company determines that goodwill has been further impaired.

         Stock-based compensation. Stock-based compensation expense for the year ended March 31, 2003 was $1.0 million, compared to $3.5 million for the year ended March 31, 2002. Stock-based compensation expense in the year ended March 31, 2003 decreased from the previous year primarily as a result of our reduction in workforce on September 30, 2002, which resulted in the reversal of previously expensed stock-based compensation which was not earned by the terminated employees.

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

         Interest income (expense) and other, net. Interest income, net of interest and other expenses for the year ended March 31, 2003, was $468,000, compared with net income of $908,000, for the year ended March 31, 2002. This decrease was due to less interest income from lower average balances of cash, cash equivalents and short-term investments and lower interest rates on cash balances during the year ended March 31, 2003.

         Provision for income taxes. In the years ended March 31, 2003 and 2002, we incurred operating losses for which we have recorded valuation allowances for the full amount of our net deferred tax assets, because the future realization of the deferred tax assets was not likely as of March 31, 2003 and 2002.

LIQUIDITY AND CAPITAL RESOURCES

         Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary if we are unable to continue as a going concern. We have experienced net losses and negative cash flows since going public in July 2001 and, as of March 31, 2004, we had an accumulated deficit of $98.0 million. We expect to have a net operating loss in our year ending March 31, 2005. For the year ending March 31, 2004, cash used in operations and to fund capital expenditures was $9.7 million. Such conditions raise doubt about our ability to continue as a going concern unless we increase our revenues or raise additional capital. At March 31, 2004, we had approximately $10.2 million in cash and cash equivalents and short-term investments after repaying $1.5 million to retire our secured convertible debenture and the receipt of $1.2 million in income tax refunds from our amendment of prior year tax returns. Our current operating plan for the year ending March 31, 2005 projects that cash available from planned revenue combined with the $10.2 million on hand at March 31, 2004 will be adequate to fund operations through March 31, 2005. There can be no assurances that the current cash on hand combined with the projected revenues will be adequate to sustain operations through March 31, 2005. Our future cash position will be adversely affected by slow or diminished revenue growth, research and development expenses, additional sales and marketing costs and higher general and administrative expenses, such as professional fees associated with the litigation. If additional funds are required, there is no assurance that the Company will be able to raise such funds on term acceptable to the Company, or at all, until all of our pending litigation discussed below is resolved.

         Net cash used in operating activities for the year ended March 31, 2004 was approximately $9.4 million, compared to $23.8 million used in operating activities for the year ended March 31, 2003 and $12.4 million used in operating activities in the year ended March 31, 2002. Our cash used in operations for the years ended March 31, 2004, 2003, and 2002 was primarily due to our net loss, adjusted for certain non-cash items including depreciation and amortization, goodwill impairment, stock-based compensation and deferred revenue.

         Net cash used in investing activities was $1.4 million for the year ended March 31, 2004 compared to $7.1 million provided by investing activities for the year ended March 31, 2003 and $27.4 million used in investing activities for the year ended March 31, 2002. The cash used in investing activities for the year ended March 31, 2004 consisted primarily of purchases of marketable securities. The cash inflows from investing activities for the year ended March 31, 2003 consisted primarily of proceeds from sales of marketable securities. Our investing activities for the year ended March 31, 2002 consisted primarily of the acquisitions of Tyecin, FabCentric and Covalar, purchases of marketable securities, and equipment purchases.

         Net cash used in financing activities was $1.8 million for the year ended March 31, 2004, mainly due to the repayment of our $1.5 million secured convertible debenture in May 2003. Net cash provided by financing activities was $1.1 million for the year ended March 31, 2003, mainly due to the additional amount received from our former Chief Executive Officer in connection with fictitious sales transactions. Net cash provided by financing activities was $71.7 million for the year ended March 31, 2002, primarily from our initial public offering completed in August 2001, amounts received from our former Chief Executive Officer, and proceeds from exercise of stock options, partially offset by the repayment of notes payable and capital lease obligations.

         Future payments due under debt and lease obligations as of March 31, 2004 are as follows (in thousands):

                                                  Capital Lease          Operating
           Year Ending March 31,                   Obligations (1)         Leases             Total
           ------------------------------------- -----------------  -----------------  -----------------
           2005                                                98              1,356              1,454
           2006                                                27              1,048              1,075
           2007                                                13                 20                 33
                                                 -----------------  -----------------  -----------------
                                                 $            138   $          2,424   $          2,562
                                                 =================  =================  =================
-----------------------------------

(1) From 2004 to 2007, we are required to make interest payments totaling $8,000 for capital leases obligations; this interest component is included in the commitment schedule above.

         Between July 31, 2002 and November 15, 2002, several class-action lawsuits were filed against the Company, certain current and former officers and directors of the Company, and the Company's independent auditors in the United States District Court for the Northern District of California. The lawsuits were consolidated into a single action (the "Securities Action"), which alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, Rule 10b-5 promulgated thereunder, and Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 by making a series of material misrepresentations as to the financial condition of the Company during the class period of July 31, 2001 to July 19, 2002. The plaintiffs are generally seeking to recover compensatory damages, costs and expenses incurred, interest and such other relief as the court may deem appropriate. The parties have stipulated to extend the time to respond to the consolidated complaint until August 16, 2004.

         We have signed a memorandum of understanding (the "MOU") with the lead plaintiffs that resolves the Securities Action. Under the MOU, we would issue common stock to the class. Final settlement is contingent on several conditions, including execution of a formal settlement agreement and court approval.

         Five shareholders of the Company have brought suit in the District Court of Dallas County, Texas, against the Company's independent auditors and the managing underwriter in the Company's initial public offering, in connection with claims relating to the Company's acquisition of Covalar Technologies Group, Inc. in February 2002 (the "Covalar Action"). On April 26, 2004, the Company and the Company's former President and Chief Executive Officer were named as defendants in this action. Our response to the amended petition is currently due August 2, 2004. Subject to a reservation of rights, we have accepted the underwriter's request to indemnify the underwriter in connection with the Company's initial public offering and to advance expenses in this matter. While we had obtained insurance to cover its obligation to indemnify and advance expenses to the underwriter, the insurer has raised certain defenses to coverage. Even if coverage is afforded, however, coverage for these indemnification obligations is subject to a sub-limit of $1,000,000 and may be exhausted by payments of defense costs and settlements in the Securities Action. On June 3, 2004, an associate judge granted the auditors' and underwriter's motions for summary judgment. The plaintiffs have appealed this ruling and a hearing is currently scheduled for August 20, 2004. On June 9, 2004, the Company's independent auditors filed a responsible third party petition against the Company and Company's former President and Chief Executive Officer. The third party petition does not seek affirmative relief but instead was filed for purposes of apportioning fault in jury findings. We have accepted service of the third party petition, and our response to the third party petition has been extended until thirty days after the hearing on plaintiffs' notice of appeal of the associate judge's decision on the summary judgment motions.

         On July 13, 2004 we signed a settlement and release agreement with the plaintiffs in the Covalar Action pursuant to which we have agreed to issue the plaintiffs additional shares of common stock, which will be placed in escrow pending final approval of the settlement in the Securities Action.

         Based on the terms of the above settlements, we determined that a liability related to the Securities Action and the Covalar Action was probable and that the value was reasonably estimable. Accordingly, we have recorded a non-cash long term liability of approximately $7.9 million in our consolidated financial statements as of March 31, 2004, representing management's estimate of the value of the 7 million shares of common stock that we have agreed to issue under the MOU and the Covalar Action settlement. This liability was calculated by utilizing a valuation based on both the income and market approaches as of March 31, 2004, consistent with the Company's assessment of goodwill impairment. This liability will be revalued quarterly until the actual effective date of the settlements.

         We are also a nominal defendant in consolidated stockholder derivative lawsuits pending in Superior Court in the County of Santa Clara, California. These lawsuits, which were filed between July 31, 2002 and December 31, 2002, assert derivative claims on behalf of the Company against certain current and former officers and directors of the Company and the Company's independent auditors. The consolidated complaint asserts claims for insider trading, breach of fiduciary duties, breach of contract, professional negligence and unjust enrichment, and seeks damages suffered by the Company, treble damages for the sale of shares, costs and expenses of these actions and such other relief as the court may deem appropriate. The parties have stipulated to extend the time to respond to the consolidated derivative complaint until July 16, 2004, and are continuing to negotiate a potential resolution of this action.

         On May 22, 2003, five former shareholders of FabCentric, Inc., which was acquired by the Company in December 2001, sued the Company, the Company's former President and Chief Executive Officer and former Chief Financial Officer, and the Company's independent auditors in a lawsuit pending in Superior Court in the County of Santa Clara, California. This lawsuit alleges claims for fraud, negligent misrepresentation, breach of warranties and covenants, breach of contract, and negligence, and seeks rescission or, alternatively, damages, costs and expenses. On October 31, 2003, the plaintiffs filed an amended Complaint adding the managing underwriter in the Company's initial public offering and the Company's current Chief Financial Officer as defendants. The underwriter and auditors have filed demurrers, which are scheduled to be heard on September 28, 2004. The parties have stipulated to extend the time for the other defendants to respond to the amended complaint until September 7, 2004. The plaintiffs served inspection demands on the defendants on June 25, 2004.

        Additionally, in April 2003, UBS PaineWebber, Inc. filed suit against the Company in the Supreme Court of the State of New York, County of New York (the "New York Action") alleging tortious interference of contract and a violation of the Uniform Commercial Code. This action relates to the transfer of shares of HPL common stock putatively pledged to UBS PaineWebber, Inc. by Y. David Lepejian, the Company's former President and Chief Executive Officer, and his spouse and sought, among other things, mandatory injunctive relief requiring HPL to affect the transfer of the subject stock. We moved to dismiss the New York Action. In May 2003, we filed an interpleader action in United States District Court for the Northern District of California relating to the stock in question in the New York Action (the "California Action"). Mr. Lepejian and UBS PaineWebber have been engaged in an NASD arbitration proceeding regarding the pledge of the shares. The interpleader action and the New York action were voluntarily dismissed without prejudice by the Company and UBS PaineWebber, respectively. On or about October 1, 2003, UBS PaineWebber filed suit in Delaware Chancery Court which essentially re-stated the claims originally asserted in the New York action (the "Delaware Action"). On June 22, 2004, we and UBS PaineWebber signed a settlement agreement and mutual release whereby the parties dismissed the New York Action, the California Action and the Delaware Action with prejudice at no cost to the Company.

         Additionally, Twin City Fire Insurance Company (the Company's first-layer "D&O" insurance carrier) filed a declaratory relief action on October 6, 2003, in Superior Court in the County of Santa Clara, California, against the Company, the Company's former President and Chief Executive Officer, the Company's former Chief Financial Officer, and other former and current officers and directors of the Company seeking a determination that no coverage is afforded the defendants under Twin City's policy, which follows form to the Company's primary D&O policy issued by Executive Risk Indemnity Inc. Executive Risk has already agreed to pay its policy limits for the Securities Actions, exhausting the limits of the Company's primary D&O policy. We filed an amended cross-complaint on June 14, 2004 in the Twin City action, seeking a declaration that Twin City and the Company's other excess D&O insurance carriers, National Union and St. Paul, are obligated to indemnify the Company for losses in connection with the Securities Actions and that Twin City has breached its insurance contract by not paying the defendants' defense expenses on a current basis. On June 21, 2004, the Superior Court granted Twin City's unopposed motion to file a Third Amended Complaint alleging two additional declaratory-relief causes of actions based on two policy exclusions. We intend to oppose the claims made in the Third Amended Complaint.

         Except as noted above, all of the aforementioned matters are in the early stages other than the settled actions as discussed above. As a result, we believe that no additional amount above the $7.9 million discussed above should be accrued for these matters under Statement of Financial Accounting Standard ("SFAS") No. 5, "Accounting for Contingencies," because we are currently unable to evaluate the likelihood of an unfavorable outcome or estimate the amount or range of potential loss, if any, of the unsettled actions.

         Any adverse resolution of the aforementioned litigation could have a material effect on our financial condition, results of operations or cash flows.


                                  RISK FACTORS

RISKS ASSOCIATED WITH OUR BUSINESS

We need to increase revenues, reduce costs or raise additional capital to fund our operating activities for the next twelve months.

         We currently are able to pay our debts and meet our obligations as they become due, and we believe that our existing capital resources will be sufficient to satisfy our current and projected funding requirements through March 31, 2005. Although these estimates reflect our current expectations, it is possible that our actual expenditures could exceed these estimates, or that our revenues could fall short of expectations, which, in either case, would shorten the time during which we could fund our operations. We intend to seek additional funding to support our future operations through public or private sales of our equity or debt securities. However, our pending securities litigation raises uncertainty regarding the financial condition and long term viability of the Company. Until these matters are resolved, it is unlikely that the Company will be able to raise additional capital on terms acceptable to the Company, or at all. If we are unable to obtain additional funds to support our operations, we may need to reduce or curtail our operations, and you may lose your investment in our company.

We expect to issue shares of common stock in settlement of our pending litigation matters and any such issuances could be highly dilutive to our existing investors.

         We are currently attempting to settle our pending litigation matters and, in an effort to preserve operating capital, we expect to issue shares of common stock to the plaintiffs in these actions. We recently entered into tentative settlements in the Securities Action and the Covalar Action whereby we have agreed to issue 7 million shares of common stock to the plaintiffs. Any settlement of our other pending litigation matters will likely result in additional stock issuances, which could be dilutive to our existing stockholders and could depress our stock price.

An investment in our securities is highly speculative.

         We have sustained a substantial decline in the value of our securities since announcing the accounting and financial inaccuracies in our previously filed financial statements and our securities have been delisted from the Nasdaq National Market System. We have also been named in a number of lawsuits. The ultimate cost and effect of these matters on the financial condition, results of operations, customer relations and management of the Company is unknown at this time. If the Company is unsuccessful in defending itself in these actions, we may face significant damage awards that could materially impair our liquidity and results of operations. In addition, the Company is investigating informal and formal restructuring alternatives which potentially may dilute shareholder equity. Accordingly, an investment in our securities is highly speculative and should not be made unless you are prepared to lose your entire investment.

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

Our stock is currently only traded in the over the counter market.

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

         Our business depends in part on the economic health of our customers:
IDMs, or integrated device manufacturers, fabless semiconductor companies, and semiconductor equipment OEMs, or original equipment manufacturers. The semiconductor industry is prone to periods of oversupply resulting in significantly reduced capital expenditures. As a result of slowdowns, some semiconductor manufacturers have postponed or canceled capital expenditures for previously planned expansions or new fabrication facility construction projects, resulting in a substantial decline in worldwide semiconductor capital expenditures.

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

         In each of the years ended March 31, 2004, 2003, and 2002, customers that individually accounted for at least 10% of our revenues together represented 42%, 61% and 66% of our revenues, respectively, and in each of these years, there was substantial change among the companies that represented our largest customers. In the year ended March 31, 2004, sales to three customers accounted for 18%, 12% and 12%, respectively, of our revenues. Because we derive most of our revenues from a few customers and because our existing customers' needs for additional products are based on intermittent events, such as the introduction of new technologies or processes, building of new facilities or the need to increase capacity of existing facilities, our largest customers change from period to period. Delays or failures in selling new licenses to existing or new customers would cause significant period-to-period changes in our operating results, which may result in our failure to meet market expectations. We may also incur significant expense and devote management attention to the pursuit of potentially significant license revenues, but ultimately fail to secure these revenues.

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

         We incurred a $7.9 million charge related to our estimated cost of settling the Securities Action and Covalar Action based on the estimated value of the 7 million shares of our stock we agreed to issue in the year ended March 31, 2005. We may incur additional charges related to settling these matters as we revalue the accrual for issuances quarterly until the shares are actually issued.

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

         Some of our software products are largely developed, produced, delivered and supported from our facilities in the Republic of Armenia. Changes in the political or economic conditions in Armenia and the surrounding region, such as fluctuations in exchange rates, the imposition of currency transfer restrictions or limitations, or the adoption of burdensome trade or tax policies, procedures, rules, regulations or tariffs, could adversely affect our ability to develop new products and take advantage of Armenia's low labor and production costs, and to otherwise conduct business effectively in Armenia.

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

         Sales to customers located outside the United States accounted for approximately 53%, 36% and 30% of our revenues in the years ended March 31, 2004, 2003 and 2002, respectively. We anticipate that sales to customers located outside the United States will represent a significant portion of our total revenues in future periods. In addition, many of our customers rely on third party foundries operating outside of the United States. Accordingly, our operations and revenues are subject to a number of risks associated with foreign commerce, including the following:

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

         Interest Rate Risk

         We invest excess cash in debt instruments of the U.S. Government and its agencies, and in high quality corporate issuers and, limit the amount of credit exposure to any one issuer. Our investments in fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates. We believe that a change in long-term interest rates would not have a material effect on our business, financial condition, results of operations or cash flow. Our cash and cash equivalents consist of cash and highly liquid money market instruments with original or remaining maturities of 90 days or less. Because of the short maturities of these instruments, a sudden change in market interest rates would not have a material impact on the fair value of the portfolio, but it may cause the amount of income we derive to vary from period to period. A hypothetical 10% increase in interest rates would result in an approximate $3,000 decrease in the fair value of our available-for-sale securities as of March 31, 2004.

         Foreign Exchange Risk

         Our sales are primarily denominated in U.S. dollars and, as a result, we have relatively little exposure to foreign currency exchange risk with respect to revenues. Our sales through our Japanese subsidiary, which represented approximately 7.2% of total revenues in the year ended March 31, 2004, are denominated in yen. A 10% adverse change in yen exchange rates would not have had a material impact on revenues for the year ended March 31, 2004. Additionally, our exposure to foreign exchange rate fluctuations arises in part from inter-company accounts, which can be denominated in the functional currency of the foreign subsidiary. As exchange rates vary when the accounts are translated, results may vary from expectations and adversely impact earnings. The effect of foreign exchange rate fluctuations in the year ended March 31, 2004 was not material.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   Index to Consolidated Financial Statements

Consolidated Financial Statements:

Report of  Independent  Registered Public Accounting Firm                                                                 43

Consolidated Statements of Operations for each of the three years in the period ended March 31, 2004                      44

Consolidated Balance Sheets at March 31, 2004 and 2003                                                                    45

Consolidated Statements of Cash Flows for each of the three years in the period ended March 31, 2004                      46

Consolidated Statements of Stockholders' Equity (Deficit) for each of the three years in the period
ended March 31, 2004                                                                                                      47

Notes to Consolidated Financial Statements                                                                                48


Financial Statement Schedules:

All schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

Supplementary Financial Data:

Quarterly Financial Data (unaudited) for the two years ended March 31, 2004                                               69

             Report of Independent Registered Public Accounting Firm



To the Board of Directors and Stockholders of HPL Technologies, Inc.:


In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of HPL Technologies and its subsidiaries at March 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


PricewaterhouseCoopers LLP
--------------------------------------------------------------------------------
San Jose, California
July 2, 2004, except for the fourth and fifth paragraphs of Note 16, as to which the date is July, 13, 2004

                             HPL Technologies, Inc.
                      Consolidated Statements of Operations
                    (In thousands, except per share amounts)

                                                                                        Year ended March 31,
                                                                      ----------------------------------------------------------
                                                                           2004                2003                  2002
                                                                     ---------------     ---------------       ----------------
Revenues:
Software licenses                                                          $   4,799          $    5,281            $     1,614
Consulting services, maintenance and other                                     7,902              10,311                  2,899
                                                                      ---------------     ---------------       ----------------
Total revenues                                                                12,701              15,592                  4,513
                                                                      ---------------     ---------------       ----------------

Cost of revenues:
Software licenses                                                                507                 656                    587
Consulting services, maintenance and other (1)                                 3,131               3,808                    507
                                                                      ---------------     ---------------       ----------------

Total cost of revenues                                                         3,638               4,464                  1,094
                                                                      ---------------     ---------------       ----------------
Gross profit                                                                   9,063              11,128                  3,419
                                                                      ---------------     ---------------       ----------------
Operating expenses:
Research and development (1)                                                   6,384              10,515                  6,118
Sales, general and administrative (1)                                         13,604              19,788                  9,285
Legal settlement expense (Note 16)                                             7,900                   -                      -
Goodwill impairment                                                                -              30,570                      -
Stock-based compensation                                                         315               1,047                  3,547
Amortization of intangible assets                                              1,327               1,494                    294
                                                                      ---------------     ---------------       ----------------

Total operating expenses                                                      29,530              63,414                 19,244
                                                                      ---------------     ---------------       ----------------
Loss from operations                                                       $ (20,467)         $  (52,286)           $   (15,825)
Interest income (expense) and other, net                                         213                 468                    908
                                                                      ---------------     ---------------       ----------------
Loss before income taxes                                                   $ (20,254)         $  (51,818)           $   (14,917)
Provision for income taxes                                                        89                   -                      -
                                                                      ---------------     ---------------       ----------------

Net loss                                                                   $ (20,343)         $  (51,818)           $   (14,917)
                                                                      ===============     ===============       ================

Net loss per share - basic and diluted:                                    $   (0.65)         $    (1.69)           $     (0.62)
                                                                      ===============     ===============       ================

Shares used in per share calculations - basic and diluted:                    31,145              30,645                 24,038
                                                                      ===============     ===============       ================

(1) Excludes the following stock-based compensation charges:

Cost of revenues                                                           $       -                $ 18            $        39
Research and development                                                         113                 414                    692
Sales, general and administrative                                                202                 615                  2,816
                                                                      ---------------     ---------------       ----------------
                                                                           $     315          $    1,047            $     3,547
                                                                      ===============     ===============       ================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             HPL Technologies, Inc.
                           Consolidated Balance Sheets
                      (In thousands, except per share data)

                                                                                                         March 31,
                                                                                            -----------------------------------
                                                                                                2004                 2003
                                                                                            --------------      ---------------
ASSETS
Current assets:
Cash and cash equivalents                                                                        $  4,708             $ 17,350
Short-term investments                                                                              5,502                4,391
Accounts receivable, net of allowances of $100 and $100, respectively                               2,888                1,560
Unbilled accounts receivable                                                                            4                  619
Prepaid expenses and other current assets                                                             940                3,206
                                                                                            --------------      ---------------
Total current assets                                                                               14,042               27,126
Property and equipment, net                                                                         1,308                2,316
Goodwill                                                                                           27,754               27,704
Other intangible assets, net                                                                        1,181                2,508
Other assets                                                                                          580                  731
                                                                                            --------------      ---------------
Total assets                                                                                     $ 44,865             $ 60,385
                                                                                            ==============      ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable                                                                                 $  2,085             $  1,342
Accrued liabilities                                                                                 6,579                6,754
Deferred revenue                                                                                    1,894                3,667
Capital lease obligations - current portion                                                            91                  338
Convertible debenture                                                                                   -                1,500
                                                                                            --------------      ---------------
Total current liabilities                                                                          10,649               13,601
Capital lease obligations - net of current portion                                                     39                  130
Deferred revenue                                                                                        -                  108
Legal settlement liability (Note 16)                                                                7,900                    -
Other liabilities                                                                                     235                  514
                                                                                            --------------      ---------------
Total liabilities                                                                                  18,823               14,353
                                                                                            --------------      ---------------

Contingencies and Commitments (Notes 8, 9 and 16)
Stockholders' equity :
Preferred stock, $0.001 par value, 10,000 shares authorized, no shares issued
 and outstanding at March 31, 2004 and 2003                                                             -                    -
Common stock, $0.001 par value; 75,000 shares authorized; 31,275 and 30,810
shares issued and outstanding at March 31, 2004 and 2003                                               32                   31
Additional paid-in capital                                                                        124,205              124,590
Deferred stock-based compensation                                                                    (129)                (887)
Accumulated deficit                                                                               (98,047)             (77,704)
Accumulated other comprehensive gain (loss)                                                           (19)                   2
                                                                                            --------------      ---------------
Total stockholders' equity                                                                         26,042               46,032
                                                                                            --------------      ---------------
Total liabilities and stockholders' equity                                                       $ 44,865             $ 60,385
                                                                                            ==============      ===============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             HPL Technologies, Inc.
                      Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                                           Year ended March 31,
                                                                        -----------------------------------------------------------
                                                                              2004                2003                 2002
                                                                        ------------------  ------------------   ------------------
Cash flows from operating activities:
Net loss                                                                        $ (20,343)          $ (51,818)           $ (14,917)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
Depreciation and amortization                                                       2,598               3,218                  779
Legal settlement expense                                                            7,900                   -                    -
Goodwill impairment                                                                     -              30,570                    -
Forgiveness of note                                                                   150                 150                    -
Allowance for doubtful accounts                                                         -                   -                  (63)
Accreted interest expense                                                               -                   -                   25
Stock-based compensation                                                              315               1,047                3,547
Loss on disposal of property and equipment                                              -                   -                    -
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable                                                                (1,328)                (47)               1,806
Unbilled accounts receivable                                                          615                 164                 (393)
Prepaid expenses and other current assets                                           2,266                 687               (2,472)
Other assets                                                                            1                  15                  (64)
Accounts payable                                                                      743              (1,398)                (261)
Accrued liabilities                                                                  (175)             (1,068)                 607
Other liabilities                                                                    (279)               (225)                (344)
Deferred revenue                                                                   (1,881)             (5,054)                (662)
                                                                        ------------------------------------------------------------
Net cash provided by (used in) operating activities                                (9,418)            (23,759)             (12,412)
                                                                        ------------------------------------------------------------

Cash flows from investing activities:
Acquisition of property and equipment                                                (263)               (397)                (633)
Issuance of notes receivable                                                            -                (450)              (3,045)
Repayment of notes receivable                                                           -                   -                2,745
Acquisitions, net of cash acquired                                                      -              (2,012)             (12,095)
Purchase of short-term investment                                                 (13,381)            (22,378)             (20,666)
Sales of short-term investments                                                    12,263              32,319                6,306
                                                                         -----------------------------------------------------------

Net cash provided by (used in) investing activities                                (1,381)              7,082              (27,388)
                                                                         -----------------------------------------------------------

Cash flows from financing activities:
Repayments of convertible debenture                                                (1,500)                  -                    -
Proceeds from issuance of notes payable and line of credit                              -                   -                   84
Repayments of notes payable and line of credit                                          -                   -                 (284)
Issuance of common stock                                                                9                 166               69,048
Principal payments on capital lease obligations                                      (338)               (397)                (144)
Amounts received from HPL's former Chief Executive Officer                              -               1,300                3,035
                                                                          ----------------------------------------------------------
Net cash provided by (used in) financing activities                                (1,829)              1,069               71,739
                                                                          ----------------------------------------------------------
Effect of exchange rate changes on cash and cash equivalents                          (14)                160                 (130)
                                                                          ----------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                              (12,642)            (15,448)              31,809
Cash and cash equivalents at beginning of period                                   17,350              32,798                  989
                                                                          ----------------------------------------------------------
Cash and cash equivalents at end of period                                        $ 4,708            $ 17,350             $ 32,798
                                                                         ===========================================================

Supplemental disclosures of cash flow information:
Interest paid                                                                       $ 187                $ 22                $ 202
Income taxes paid                                                                    $ 10             $ 1,749                $ 793
Income taxes refunded                                                             $ 1,237                   -                    -
Supplemental disclosure of non-cash investing and financing activities:
   Acquisition of property and equipment under capital
   lease obligations                                                                $ 172               $ 391                $ 461
   Issuance of common stock and options assumed in connection with
   acquisitions                                                                         -            $ 14,178             $ 33,592

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             HPL Technologies, Inc.
            Consolidated Statements of Stockholders' Equity (Deficit)
                                 (In thousands)

                                                                                                          Accumulated      Total
                                                                 Additional     Deferred                     other     stockholders'
                                               Common Stock       paid-in     stock-based    Accumulated  comprehensive   equity
                                             Shares    Amount     capital     compensation     deficit     gain(loss)    (deficit)
                                             ------    -------    ---------   -------------   ---------    -----------   -----------
Balances as of March 31, 2001                17,828     $ 18          5,715          (1,512)    (10,969)            -     $  (6,748)
Components of comprehensive loss:
  Net loss                                        -        -              -               -     (14,917)            -       (14,917)
   Unrealized loss on available for sale
   securities                                     -        -              -               -          -            (49)          (49)
   Foreign currency translation adjustment        -        -              -               -          -           (130)         (130)
                                                                                                                            --------
      Total comprehensive loss                                                                                              (15,096)
                                                                                                                            --------
Issuance of stock options to employees            -        -           3,863          (3,863)        -              -             -
Issuance of stock options to non-employees        -        -             162              -          -              -           162
Stock-based compensation                          -        -               -           3,385         -              -         3,385
Issuance of common stock in public offering
and exercise options                          9,387        9          69,039               -         -              -        69,048
Issuance of common stock and options
assumed in connection with acquisitions       2,185        2          33,590          (2,027)        -              -        31,565
                                             ------     -----      ---------    -------------  ---------    -----------    ---------
Balances as of March 31, 2002                29,400     $ 29       $ 112,369          (4,017)    (25,886)        (179)     $ 82,316

Components of comprehensive loss:
  Net loss                                        -        -              -               -     (51,818)             -     (51,818)
   Unrealized gain on available for sale
   securities                                     -        -              -               -          -             69            69
   Foreign currency translation adjustment        -        -              -               -          -            112           112
                                                                                                                           ---------
      Total comprehensive loss                                                                                              (51,637)
                                                                                                                           ---------
Exercise of stock options for cash              443         1           165               -          -              -           166
Issuance of common stock and options assumed
in connection
with acquisition                                967         1         14,177            (38)         -              -        14,140
Stock-based compensation                          -         -         (2,121)         3,168          -              -         1,047
                                             -------    ------      ---------    -------------  ---------    -----------   ---------
Balances as of March 31, 2003                30,810      $ 31      $ 124,590         $ (887)  $ (77,704)          $ 2       $ 46,032

Components of comprehensive loss:
  Net loss                                        -         -              -              -     (20,343)            -       (20,343)
   Unrealized gain on available for sale
   securities                                     -         -              -              -           -            (7)           (7)
   Foreign currency translation adjustment        -         -              -              -           -           (14)          (14)
                                                                                                                           ---------
     Total comprehensive loss                                                                                               (20,364)
                                                                                                                           ---------
Exercise of stock options for cash               68        -               9              -           -             -             9
Issuance of common stock in connection
with acquisitions                               397        1              49              -           -             -            50
Stock-based compensation                          -        -            (443)           758           -             -           315
                                             ------    ------      ---------    -------------  ---------    -----------    ---------
Balances as of March 31, 2004                31,275     $ 32       $ 124,205         $ (129)  $ (98,047)        $ (19)     $ 26,042
                                             ======    ======      =========    ============= ===========   ===========    =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  NATURE OF OPERATIONS AND GOING CONCERN

         HPL Technologies, Inc. ("HPL" or the "Company") is engaged in the sale, support and providing of services related to the yield optimization software it designs for companies involved in the design, fabrication and testing of semiconductors and flat panel displays.

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business; and, accordingly, the financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company has experienced net losses and negative cash flows since going public in July 2001 and, as of March 31, 2004, had an accumulated deficit of $98.0 million. The Company expects to have a net operating loss in the year ending March 31, 2005. For the year ending March 31, 2004, cash used in operations and to fund capital expenditures was $9.7 million. Management's plans for the Company to continue as a going concern include increases in revenues or raising additional capital. At March 31, 2004, the Company had approximately $10.2 million in cash and cash equivalents and short-term investments. The Company's current operating plan for the year ending March 31, 2005 projects that cash available from planned revenue combined with the $10.2 million on hand at March 31, 2004 will be adequate to fund operations through March 31, 2005. Future capital requirements will be affected by slow or diminished revenue growth, additional research and development and sales and marketing costs, and higher general and administrative costs, including costs related to the litigation matters described in Note 16. There can be no assurances that the current cash on hand combined with the projected revenues will be adequate to sustain operations through March 31, 2005. If new funding is required, there is no assurance that funds would be available to the Company or, if available, under terms that would be acceptable to the Company, and management is not certain that it will be able to raise additional capital until the litigation and other uncertainties described in Note 16 are resolved.


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

Revenue recognition

         The Company recognizes revenue in accordance with the provisions of Statement of Position ("SOP") 97-2, "Software Revenue Recognition," as amended by SOP 98-4, SOP 98-9 and Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements" issued by the Securities and Exchange Commission. The Company's revenues are primarily derived from three sources: (i) software license revenue, derived primarily from sales to end users; (ii) maintenance revenue, derived primarily from providing post-contract customer support and software updates to end users; and (iii) consulting services revenues derived from providing design and test services, training and consulting services to end users.

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

Software development costs

         Costs related to the research, design and development of software products are generally expensed as incurred. Software development costs are capitalized beginning when a product's technological feasibility has been established through the time of general release of the product. Based on the Company's product development process, technological feasibility is established upon the completion of a working model. Costs eligible for capitalization, incurred after achieving technological feasibility and before general release of its product, were not material in the years ended March 31, 2004, 2003 and 2002. Accordingly, all software development costs have been charged to research and development expense in the accompanying consolidated statements of operations.

Cash, cash equivalents and short-term investments

         The Company invests its excess cash in debt instruments of the US Government and its agencies, and high-quality corporate issuers. The Company considers all highly liquid investments with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents. Short-term investments are classified as securities available-for-sale and are reported at fair value based on quoted market prices as of the balance sheet date. Realized gains or losses and declines in value judged to be other than temporary, if any, are determined on the specific identification method and are reflected in other income or loss. Net unrealized gains or losses, net of tax, are recorded directly in stockholders' equity (deficit) as other comprehensive income.

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

         Depreciation expense totaled $1.3 million, $1.7 million and $485,000 for the years ended March 31, 2004, 2003 and 2002, respectively.

Goodwill and intangible assets

         Goodwill is stated at fair value and intangible assets are stated at cost less accumulated amortization. Intangible assets are amortized on a straight line basis over the estimated useful life. Goodwill is not amortized, but rather is subject to at least an annual assessment for impairment.

         Intangible assets acquired in business combinations consist primarily of purchased technology and customer backlog and are being amortized on a straight-line basis over their estimated useful life which ranges from six months to three years. Amortization expense totaled $1.3 million, $1.5 million and $294,000 for the years ended March 31, 2004, 2003 and 2002, respectively.

         The Company periodically reviews the carrying value of acquired intangible assets, including goodwill, to determine whether impairment may exist. Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," requires that goodwill and certain intangible assets be assessed for impairment using fair value measurement techniques. Specifically, goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. The Company measures fair value by weighing equally its projected five year discounted cash flows with a terminal value discounted to the measurement date (the "Income Approach") and looking at comparable public companies and the multiples they trade at based on their trailing twelve months revenue and forward looking twelve months revenue compared to our comparable revenue to determine our market value (the "Market Approach"). If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. The impairment test for other intangible assets not subject to amortization consists of a comparison of the fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. For intangible assets subject to amortization, to the extent the fair value of the intangible asset, determined based upon the estimated future cash inflows on a discounted basis attributable to the asset, less estimated future cash outflows on a discounted basis, are less than the carrying amount, an impairment loss is recognized. The determination of impairment of goodwill and other intangible assets requires significant judgment and management estimates.

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

Foreign currency translation

         The functional currencies for the Company's international subsidiaries are the local currencies. These international subsidiaries' financial statements are translated to United States dollars using period-end rates of exchange for assets and liabilities, and the average rates of exchange for the year for revenues and expenses. Translation gains (losses) are recorded in accumulated other comprehensive income (loss) in stockholders' equity (deficit). Net gains and losses resulting from foreign exchange transactions are included in other income (loss), net and were not significant in any of the periods presented.

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

Advertising expense

         Advertising costs are included in sales, general and administrative expenses and are expensed as incurred. Advertising expense totaled $13,000, $18,000 and $105,000 for the years ended March 31, 2004, 2003 and 2002, respectively.

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

         The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force Consensus ("EITF") No. 96-18, "Accounting for Equity Instruments that Are Issued to Other than Employees For Acquiring, or in Conjunction with Selling, Goods or Services." Under SFAS No. 123 and EITF No. 96-18, stock options and warrants issued to non-employees are accounted for at their fair value calculated using the Black-Scholes option pricing model.

         Compensation expense resulting from employee and non-employee stock options is amortized to expense using an accelerated approach over the term of the options in accordance with Financial Accounting Standards Board Interpretation ("FIN") No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans."

         In December 2002, the FASB issued SFAS 148, "Accounting for Stock Based Compensation - Transition and Disclosure" which provides for two additional transition methods for entities that voluntarily adopt the fair value method of recording expenses when accounting for stock based compensation. We have chosen not to voluntarily adopt the fair value method of accounting for employee stock option grants at this time.

         If compensation cost had been determined in accordance with SFAS No.123, net loss and net loss per share would have been changed to the pro forma amounts indicated below:

                                                                                           March 31,
                                                                          ---------------------------------------------
                                                                               2004          2003            2002
                                                                          -------------  ------------    --------------
Net loss, as reported                                                     $  (20,343)     $ (51,818)      $ (14,917)
Add: Stock-based employee compensation expense included in reported
   net loss                                                                      315          1,047           3,547
Deduct: total stock-based compensation determined under fair value
   based method for all awards                                                  (251)        (1,045)         (4,944)
                                                                          -----------    ------------    --------------
Pro forma net loss, fair value method for all stock-based awards          $  (20,279)     $ (51,816)      $ (16,314)

                                                                          ===========     ============   ==============
Basic and diluted net loss per share:

As reported                                                               $   (0.65)      $   (1.69)      $   (0.62)

Pro forma net loss, fair value method for all stock-based awards          $   (0.65)      $   (1.69)      $   (0.68)


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

         At March 31, 2004, receivables from two domestic, two international customers, and the Company's Japanese distributor accounted for 21%, 14%, 18%, 18% and 11% of accounts receivable and unbilled receivables combined, respectively. At March 31, 2003, receivables from the Company's two domestic customers accounted for 45%, 12% of accounts receivable and unbilled receivables combined, respectively.

Accumulated other comprehensive income (loss)

         Accumulated other comprehensive income (loss) consists of gains and losses that are not recorded in the statements of operations but instead are recorded directly to stockholders' equity. The Company's components of accumulated other comprehensive income (loss) include net unrealized gain (loss) on available-for-sale securities and the cumulative foreign currency translation adjustment.

Net loss per share

         Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period, less shares outstanding that are subject to repurchase. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of shares and potential shares of common stock outstanding during the period. The calculation of diluted net loss per share excludes shares of potential common stock if their effect is anti-dilutive. Potential common stock consists of shares of common stock that are incremental common shares issuable upon the exercise of stock options and warrants, computed using the treasury stock method, and shares issuable upon conversion of the convertible debenture, computed using the if-converted method. The following table presents the calculation of net loss per common share--basic and diluted (in thousands, except for per share data):

                                                                           Years ended March 31,
                                                               ---------------------------------------------
                                                                    2004           2003            2002
                                                               -------------  --------------  --------------

     Numerator:
     Net loss                                                  $    (20,343)    $  (51,818)     $   (14,917)
                                                               -------------  --------------    ------------
     Denominator:
             Weighted average common shares
             outstanding - basic and diluted                         31,145         30,645           24,038
                                                               -------------   --------------   -------------
     Net loss per common share--basic and diluted              $      (0.65)    $    (1.69)     $     (0.62)
                                                               ==============  ==============   ==============

         The total number of shares excluded from the calculation of diluted net loss per share are detailed in the table below (in thousands):


                                                                                 March 31,
                                                                --------------------------------------------
                                                                     2004          2003            2002
                                                                ------------- --------------  --------------
     Outstanding stock options                                      6,730          1,136           7,782
     Convertible debenture (Note 8)                                    --          1,032           1,032
     Shares issuable under warrants                                   138            138             138
     Contingent shares issuable to former Covalar
       stockholders                                                    --             --             600
     Shares issuable upon legal settlement (Note 17)                7,000             --              --
                                                                 ------------ --------------  -------------
     Total                                                         13,868          2,306           9,552
                                                                 ============ ==============  =============

RECENT ACCOUNTING PRONOUNCEMENTS

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

     On March 31, 2004, the FASB issued a proposed Statement, "Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95," that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or, liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. The proposed statement would eliminate the ability to account for share-based compensation transactions using Accounting Principles Board, or APB, Opinion No. 25, "Accounting for Stock Issued to Employees," and generally would require that such transactions be accounted for using a fair-value-based method and recognized as expenses in our consolidated statement of income. The proposed standard would require the modified prospective method be used, which would require that the fair value of new awards granted from the beginning of the year of adoption plus unvested awards at the date of adoption be expensed over the vesting period. In addition, the proposed statement encourages companies to use the "binomial" approach to value stock options, which differs from the Black-Scholes option pricing model, that we currently use to determine the fair value of our options. The proposed standard is recommending that the effective date for public companies be fiscal years beginning after December 15, 2004. The changes under this proposed standard will not have a material impact upon our financial position or cash flows, but may have a material impact on our results of operations, depending on the amount of stock options we grant in future periods.

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

         The Company resumed discussions and on December 5, 2001, the Company acquired FabCentric, a company engaged in the business of software development and sales to semiconductor companies. In connection with the acquisition, the Company issued 703,355 shares of common stock and assumed options to acquire 23,231 shares of its common stock. The transaction was accounted for using the purchase method of accounting. The acquisition gives the Company access to FabCentric's customer base, complementary technology and a highly skilled workforce.

         The purchase price is summarized as follows (in thousands):

       Fair market value of common stock                                   $          8,032
       Fair market value of options assumed                                             223
       Acquisition related costs                                                        250
                                                                           -----------------
       Total consideration                                                 $          8,505
                                                                           =================


         The purchase price allocation is as follows (in thousands):

       Tangible assets acquired                                               $         685
       Intangible assets acquired                                                       660
       Deferred compensation                                                            106
       Goodwill                                                                      10,750
       Liabilities assumed                                                           (3,696)
                                                                            ----------------
          Total                                                               $       8,505
                                                                            ================


         Deferred compensation recorded in connection with the acquisition will be amortized over the remaining term of the options assumed, generally less than four years. Intangible assets acquired will be amortized over their estimated useful life of six months to three years (weighted-average useful life of 2.36 years).

Covalar Technologies Group, Inc.

         On February 15, 2002, the Company acquired Covalar Technologies Group, Inc. ("Covalar"), a design yield optimization and productivity improvement software company which offers solutions to semiconductor companies which include testing, analysis and advanced circuit design. In connection with the acquisition, the Company issued 1,481,566 shares of its common stock, paid $10.0 million in cash and assumed options to purchase 418,434 shares of the Company's common stock. The Company had reserved 600,000 shares of its common stock to be issued to Covalar shareholders if certain revenue targets were achieved in the twelve months following the closing of the acquisition on February 15, 2002. The revenue targets were not met during the earn-out period and accordingly the reserved shares were unreserved. The transaction was accounted for using the purchase method of accounting. The acquisition of Covalar allows the Company to offer its customers a complete end-to-end software and related services solution from design through manufacturing, gain a broader customer base and relationships, and provide the Company with a highly skilled workforce.

         The purchase price is summarized as follows (in thousands):

Cash                                                              $      10,000
Fair market value of common stock                                        20,531
Fair market value of options assumed                                      4,806
Acquisition related costs                                                   675
                                                                     -----------
Total                                                             $      36,012
                                                                     ===========


         The allocation of the purchase price to assets acquired and liabilities assumed is as follows (in thousands):

       Tangible assets acquired                                    $      3,882
       Intangible assets acquired                                         2,330
       Deferred compensation                                              1,921
       Goodwill                                                          31,209
       Liabilities assumed                                               (2,187)
       Unfavorable leases assumed                                        (1,143)
                                                                    ------------
       Total                                                       $      36,012
                                                                    ============

         Deferred compensation recorded in connection with the merger will be amortized over the remaining term of the options assumed generally less than four years. Acquired intangible assets will be amortized over their estimated useful life of six months to three years (weighted-average useful life of 2.85 years).

Defect & Yield Management, Inc.

         On April 10, 2002, the Company acquired all of the outstanding common and preferred shares of Defect & Yield Management, Inc. ("DYM"), a defect analysis and yield optimization software company offering software solutions to semiconductor companies. The results of DYM have been included in the consolidated financial statements from April 10, 2002, the acquisition date. In connection with the acquisition, the Company issued 967,260 shares of its common stock, paid $2.0 million in cash and assumed options to purchase up to 82,740 shares of the Company's common stock. In June 2003, as part of an earn-out, the Company issued to the former DYM shareholders an additional 396,826 shares in the aggregate, valued at $50,000. The transaction was accounted for using the purchase method of accounting. The acquisition of DYM provides the Company access to an installed customer base in over 70 facilities worldwide, complementary technology and a highly skilled workforce.

         The aggregate purchase price was approximately $17.1 million, is summarized as follows (in thousands):

       Cash                                                        $      2,000
       Fair market value of common stock                                 13,474
       Fair market value of options assumed                                 704
       Acquisition related costs                                            943
                                                                     -----------
       Total                                                       $     17,121
                                                                     ===========

         The allocation of the purchase price to assets acquired and liabilities assumed is as follows (in thousands):

       Tangible assets acquired                                    $        665
       Intangible assets acquired                                         1,300
       Deferred compensation                                                 38
       Goodwill                                                          16,545
       Liabilities assumed                                               (1,427)
                                                                     -----------
       Total                                                       $     17,121
                                                                     ===========

         The Company has included the results of operations of the acquired entities beginning as of the respective acquisition dates.

         The following unaudited pro forma revenues, net loss and net loss per share data for the year ended March 31, 2003 is based on the historical financial statements of the Company and DYM. The pro forma data reflects the consolidated results of operations as if the merger with DYM occurred at the beginning of each of the year indicated and includes the amortization of intangible assets and deferred compensation. The pro forma financial data presented are not necessarily indicative of the Company's results of operations that might have occurred had the transaction been completed at the beginning of the year specified, and do not purport to represent what the Company's consolidated results of operations might be for any future period.

                              (Unaudited Pro Forma)
                    (in thousands except for per share data)

                                                            Year Ended
                                                           March 31, 2003
                                                         -----------------
       Revenues                                           $       15,711
       Net loss                                           $      (51,824)
       Net loss per share--basic and diluted              $        (1.69)
       Shares used in computing per share
         amounts--basic and diluted                               30,671

NOTE 4.  GOODWILL IMPAIRMENT

         The Company operates within one reporting unit as defined by SFAS 142. Therefore, goodwill is not allocated within the Company as it is considered enterprise goodwill. During the fourth quarter of the year ended March 31, 2003, the Company determined that there were indicators of impairment to the carrying value of goodwill, principally as a result of reducing its revenue forecast given the current economic environment in the semiconductor industry. The Company performed its annual impairment review for goodwill and other intangible assets and recorded a charge of $30.6 million relating to goodwill, which is recorded as a component of operating income in the accompanying consolidated statement of operations. The amount of goodwill impairment was based on the fair value of the Company, representing its only reporting unit utilizing a valuation based on both the Income Approach and Market Approach.

The Company performed and impairment test at March 31, 2004 and determined that there was no impairment. Future goodwill impairment tests may result in charges to earnings if the Company determines that goodwill has been impaired.


NOTE 5.  PROPERTY AND EQUIPMENT

  Property and equipment consists of the following (in thousands):

                                                             March 31,
                                                  ------------------------------
                                                       2004            2003
                                                  --------------  --------------

    Computers, equipment and other                $    3,635      $    3,213
    Furniture and fixtures                               485             530
    Leasehold improvements                               633             622
    Leased equipment and furniture                       752             905
                                                  --------------  --------------
                                                       5,505           5,270
    Less: Accumulated depreciation                    (4,197)         (2,954)
                                                  --------------  --------------
                                                   $   1,308      $    2,316
                                                  ==============  ==============

         At March 31, 2004 and 2003, accumulated depreciation on the leased property and equipment was $599,000 and $504,000, respectively.


NOTE 6.  INTANGIBLE ASSETS

Intangible assets consist of the following (in thousands):

         The estimated future amortization of intangible assets for the year ending March 31, 2005 is $1,181,000.

                                                                                       March 31, 2004
                                                              ----------------------------------------------------------------
                                           Amortization           Gross Carrying         Accumulated            Net Carrying
                                               Period                  Amount            Amortization             Amount
                                           -----------------  --------------------- -------------------- ---------------------
Existing technology                             3 years                     $ 2,760             $ (1,935)                $ 825
Modular library                                 3 years                       1,220                 (864)                  356
                                                               --------------------- -------------------- ---------------------
                                                                            $ 3,980             $ (2,799)              $ 1,181
                                                               ===================== ==================== =====================

                                                                                         March 31, 2003
                                                              ----------------------------------------------------------------
                                             Amortization           Gross Carrying         Accumulated          Net Carrying
                                               Period                  Amount              Amortization            Amount
                                           -----------------  --------------------- -------------------- ---------------------
Existing technology                             3 years                     $ 2,760             $ (1,015)              $ 1,745
Modular library                                 3 years                       1,220                 (457)                  763
                                                               --------------------- -------------------- ---------------------
                                                                            $ 3,980             $ (1,472)              $ 2,508
                                                               ===================== ==================== =====================

NOTE 7.  ACCRUED LIABILITIES

  Accrued liabilities consist of the following (in thousands):

                                                           March 31,
                                                  ------------------------------
                                                       2004            2003
                                                  --------------  --------------

    Payroll and related expenses                   $         888   $         819
    Professional fees                                        528             563
    Other accrued expenses                                   872           1,037
    Amounts received from HPL's former
      Chief Executive Officer (see Note 11)                4,291           4,335
                                                   -----------------------------
                                                   $       6,579   $       6,754
                                                  ==============  ==============

NOTE 8.  CONVERTIBLE DEBENTURE

         In February 2000, the Company issued a $1.5 million convertible debenture. The debenture bore interest at the rate of 8% per annum. This debenture was convertible at any time at the option of the holder to common stock of the Company, at a conversion price of $1.45 per share. The debenture, if not converted, was due on February 15, 2005. The note provided that if the Company completes its initial public offering, the holder had the right to demand repayment. The debenture was repaid in full on May 13, 2003, along with accrued interest of $164,000.

NOTE 9.  COMMITMENTS

         The Company leases its facilities under operating lease agreements that expire at various dates through March 15, 2007. Rent expense for all operating leases for the years ended March 31, 2004, 2003 and 2002 was $1.1 million, $1.5 million and $652,000, respectively.

         Minimum future lease payments under non-cancelable operating leases and future minimum payments under capital lease agreements at March 31, 2004 are included in the table below (in thousands):

                                                                     Payment Due by Fiscal Year
                                      Total                 2005              2006         2007         2008         2009
                                ------------------------------------------------------------------------------------------

Capital Lease Obligations                 $   138           $    98           $    40        $ -          $ -         $ -
Operating Lease Obligations               $ 2,460           $ 1,392           $ 1,068        $ -          $ -         $ -
                                ------------------------------------------------------------------------------------------

Total                                     $ 2,598           $ 1,490           $ 1,108        $ -          $ -         $ -
                                ==========================================================================================


Guarantees and Indemnifications

         In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee or indemnification. FIN 45 also requires additional disclosure by a guarantor in its interim and annual financial statements about its obligations under certain guarantees and indemnifications. The initial recognition and measurement provisions of FIN 45 are applicable for guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company adopted the recognition and measurement provisions of FIN 45 prospectively to guarantees issued or modified after December 31, 2002, and the adoption did not have a material impact on its financial position or results of operations. The following is a summary of the agreements that the Company has determined are within the scope of FIN 45:

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

         Certain of the Company's current and former directors and officers have been named as defendants in the litigation described in Note 16. Furthermore, one or more of the Company's former officers have given testimony in connection with investigations being conducted by the SEC and the Department of Justice. Except for our former Chief Financial Officer, who has requested advancement of expenses in connection with her deposition before the SEC, no other directors or former officers have requested indemnification from the Company. However, if the Company is unable to settle its litigation, it expects all of the defendant directors and officers will demand indemnification and advancement of expenses under their respective indemnification agreements. Because management is not currently able to evaluate the likelihood of an unfavorable outcome or an estimate of the amount or range of potential loss, management cannot determine the estimated fair value of these obligations and, accordingly, the Company has recorded no liability for these obligations at March 31, 2004.

         The Company is also obligated to provide indemnification to the underwriters in its initial public offering pursuant to an Underwriting Agreement, dated July 30, 2001, by and among the Company, UBS Warburg LLC, Dain Rauscher Wessels, Wit SoundView Corporation and Adams Harkness & Hill, Inc., as representatives of the several underwriters (the "Underwriting Agreement"). In October 2002, UBS Warburg was named as a defendant in a lawsuit relating to the Company's issuance of stock in the acquisition of Covalar Technologies Group, Inc. Pursuant to the Underwriting Agreement, UBS Warburg demanded that the Company indemnify it in connection with this matter and advance its litigation expenses. While the Company had obtained insurance to cover its obligation to indemnify and advance UBS Warburg's expenses, the insurer has not yet taken a position as to whether such obligations are covered under the policy. If it does not contest coverage, however, coverage for these indemnification obligations is subject to a sub-limit of $1,000,000. Because management is not currently able to evaluate the likelihood of an unfavorable outcome or an estimate of the amount or range of potential loss, management cannot determine the estimated fair value of these obligations and, according, the Company has recorded no liability for these obligations at March 31, 2004.

         The Company includes standard intellectual property indemnification clauses in its software license agreements. Pursuant to these provisions, HPL holds harmless and agrees to defend the indemnified party, generally HPL's business partners and customers, in connection with certain patent, copyright or trade secret infringement claims by third parties with respect to HPL's products. The term of the indemnification provisions is generally for the term of the license agreement and the applicable statute of limitations. The Company believes the estimated fair value of these obligations is minimal. HPL has recorded no liabilities for these obligations as of March 31, 2004 and has never had to make a payment under such indemnification provisions.

         The Company generally warrants that its software products will perform in all material respects in accordance with its standard published specifications in effect at the time of delivery of the licensed products to the customer for a period of 90 days following delivery. If necessary, HPL would provide for the estimated cost of product warranties based on specific warranty claims and claim history. The Company has incurred no significant expense under its product warranties to date and, as a result, the Company believes the estimated fair value of these warranties is minimal. The Company has recorded no liabilities for these warranties as of March 31, 2004.

NOTE 10.  CAPITAL STOCK

Common stock

      The Company has reserved the following shares of authorized but unissued common stock for future issuance (in thousands):

                                                           March 31,
                                                 -------------------------------
                                                      2004            2003
                                                 --------------- ---------------
  Conversion of outstanding convertible
    debenture (Note 8)                                   --           1,032
  Warrants                                              138             138
                                                 --------------- ---------------
  Stock option plans                                  0,903          10,971
  Employee stock purchase plans                         947             797
                                                 --------------- ---------------
                                                     11,988          12,938
                                                 =============== ===============

Warrants

         The Company has outstanding at March 31, 2004 warrants to acquire 137,652 shares of HPL common stock at an exercise price of $1.45 per share. These warrants expire in August 2004.

Stock option plans

         In May 2001, the Company adopted its 2001 Equity Incentive Plan (the "Plan") and reserved a total of 12,750,000 shares of its common stock for issuance to directors, employees and consultants under the Plan. Options granted under the Plan expire 10 years from the date of grant and generally vest over a four-year period. Under the Plan, eligible employees and consultants who own less than ten percent of voting power of all classes of stock, can receive options to purchase shares of the Company's common stock at a price no less than 100% and 85% of the fair value on the grant date for incentive stock options and non-statutory stock options, respectively. Those eligible employees and consultants who own more than ten percent of voting power of all classes of stock can receive options to purchase shares of the Company's common stock at a price no less than 110% of the fair value on the grant date for incentive stock options and nonqualified stock options.

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

         In connection with the acquisitions of FabCentric and Covalar in the year ended March 31, 2002, the Company assumed the options granted under the FabCentric and Covalar option plans totaling 441,665 HPL options. These options have similar terms as the Company's Plan.

         In connection with the acquisition of DYM in the year ended March 31, 2003, the Company assumed the options granted under the DYM option plan totaling 82,740 HPL options. These options have similar terms as the Company's Plan.

         The following table summarizes information with respect to stock option activity:

                                                   2004                           2003                            2002
                                       ------------------------------ ------------------------------  ------------------------------
                                                         Weighted                       Weighted                        Weighted
                                                          Average                        Average                         Average
                                           Shares        Exercise         Shares        Exercise         Shares          Exercise
Years ended March 31,                      (000's)         Price          (000's)         Price          (000's)          Price
-------------------------------------  -------------- --------------- --------------  --------------  --------------  --------------
Outstanding at beginning of year               1,490  $         4.40          8,650   $        2.18           7,431   $        0.22
   Granted and assumed upon
     acquisitions                              7,296            0.24            238           10.40           2,222            7.81
   Exercised                                     (68)           0.14           (443)           0.38            (759)           0.15
   Forfeited                                  (1,987)           1.59         (6,955)           2.10            (244)           0.10
                                       --------------                 --------------                  --------------
Outstanding at end of year                     6,730            0.77          1,490            4.40           8,650            2.18
                                       ============== =============== ==============  ==============  ==============  ==============
Options exercisable at end of year               840                            873                           3,195
Shares available for grant                     4,399


         The following table summarizes information regarding options outstanding and exercisable as of March 31, 2004:

                                                             Options Outstanding                         Options Exercisable
                                              ---------------------------------------------------  ---------------------------------
                                                              Weighted Average      Weighted                            Weighted
                                                 Number           Remaining          Average           Number           Average
                                               Outstanding    Contractual Life       Exercise        Exercisable        Exercise
Range of Exercise Prices                          (000's)          (Years)            Price           (000's)            Price
--------------------------------------------  -------------- ------------------- ----------------  ---------------  ----------------
$0.04-- $0.20                                           309                4.36  $          0.08              309   $          0.08
$0.24-- $0.24                                         5,070                9.46             0.24               --              0.00
$0.25-- $6.50                                         1,160                8.44             1.49              431              2.62
$9.59-- $12.86                                          177                7.36            11.29               92             11.56
$12.98-- $12.98                                           6                7.92            12.98                4             12.98
$13.87-- $13.87                                           8                7.92            13.87                4             13.87
                                              --------------                                       ---------------
                                                      6,730                8.99  $          0.77              840   $          2.78
                                              ============== =================== ================  ===============  ================


         Pro forma information regarding net loss per share is required by SFAS No. 123, as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. The weighted average fair value of options granted for the years ended March 31, 2004, 2003 and 2002 was $0.15, $6.05 and $6.73, respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model and the following weighted average assumptions:

                                                                                    Stock Options                   Employee Stock
                                                                                                                    Purchase Plan
                                                                      -------------------------------------------  -----------------
Years ended March 31,                                                     2004           2003           2002             2002
--------------------------------------------------------------------- -------------  -------------  -------------  -----------------
Expected volatility                                                             85%            85%            85%                85%
Weighted average risk free interest rate                                      2.47%          3.90%          3.96%              3.50%
Expected life                                                              5 years        5 years        5 years          0.5 years
Expected dividend yield                                                         --             --             --                 --

>
Employee stock purchase plans

         The 2001 Employee Stock Option Purchase Plan and the 2001 Foreign Employee Stock Purchase Plan (the "ESPP") were adopted by the Company's Board of Directors on May 22, 2001. A total of 660,000 shares of common stock may be purchased under the ESPP. Subject to the terms of the ESPP, the number of shares of common stock reserved and available for issuance pursuant to the ESPP will automatically increase on March 1 of each year until and including March 1, 2011 by a number of shares equal to the lesser of (i) 150,000, (ii) one percent of the number of shares of all classes of common stock outstanding on that date of, or (iii) a lesser number determined by the Board of Directors or a committee appointed by the Board of Directors. Qualified employees can elect to have up to 15 percent (30 percent for the Company's employees in the Republic of Armenia) of their annual earnings withheld, up to $25,000 in any calendar year, or portion of a calendar year, included in an offering period. No more than 1,500 shares can be purchased on any purchase date by an individual employee.

         The purchase price of the stock is 85% of the lower of the fair market value at the beginning of the twenty-four month offering period or at the end of each six-month purchase period. For the year ended March 31, 2002, 12,845 shares were issued under the ESPP. No shares were issued in the year ended March 31, 2004 and 2003, as the Company suspended the plans on July 19, 2002.

Deferred stock-based compensation

         In connection with the granting of stock options to employees, the Company recorded deferred stock-based compensation, net of cancellations, totaling approximately $0, $0, and $3,863,000 for the years ended March 31, 2004, 2003 and 2002, respectively. This amount represents the difference between the exercise price at which the stock options were granted and the deemed fair value of the Company's common stock for accounting purposes on the date of grant. In connection with the acquisitions of FabCentric and Covalar in the year ended March 31, 2002, the Company recorded deferred compensation totaling $2,027,000. In connection with the acquisitions of DYM in the year ended March 31, 2003, the Company recorded deferred compensation totaling $38,000. These amounts are included as a component of stockholders' equity and, in accordance with the method described in FIN No. 28, are being amortized on an accelerated basis by charging to operations over the vesting period of the options, which is generally four years. Accordingly, this resulted in an expense of $315,000, $1,047,000 and $3,547,000 for the years ended March 31, 2004, 2003 and 2002, respectively.

NOTE 11.  RELATED PARTY

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

The Company recognized approximately $0, $40,000 and $8,000 in revenue related to this affiliate in the years ended March 31, 2004, 2003 and 2002, respectively, on unrelated transactions.

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

         In the fourth quarter of fiscal 2002 and the first quarter of fiscal 2003, the Company provided a loan to an officer of the Company for an aggregate sum of $750,000 pursuant to his employment arrangement. On January 1, 2004, the balance due on the loan was $450,000. The loan is collateralized by a second deed of trust on the officer's home and bears interest at a rate equal to the higher of: (i) 6%, or (ii) the short-term "applicable federal rate" (assuming semi-annual compounding) as periodically published by the Internal Revenue Service. The employment arrangement provides that 20% of the principal sum and accrued interest will be forgiven annually over a period of five years, commencing on the first anniversary of the officer's employment, provided that he remains continuously employed by the Company during that time.

         In the third quarter of fiscal 2002, the Company advanced to an employee $2,745,000 to pay withholding taxes due upon exercise of a stock option to purchase 1,632,000 shares of the Company's common stock. The loan, which bears interest at a rate of 5% per annum and is due on September 21, 2003, was collateralized by 1.3 million shares of Company's common stock held by the employee. The principal balance of $2,745,000 and accrued interest were repaid in total during the quarter ended March 31, 2002.

         During fiscal 2002, the former President and Chief Executive Officer of the Company had deposited approximately $3,035,000 into the Company's bank accounts which were purported to have represented proceeds from the payment of accounts receivable related to fictitious sales transactions. An additional $1,300,000 was deposited by this individual for this purpose in June 2002. Although these amounts are included in accrued liabilities, the Company does not expect it will be required to repay this sum because the Company believes it has offsetting claims against its former President and Chief Executive Officer.

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

NOTE 12.  FAIR VALUE OF FINANCIAL INSTRUMENTS

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

         The following is a summary of cash, cash equivalents and short-term investments (in thousands):

                                                                                         March 31, 2004
                                                                       ----------------------------------------------------
                                                                                       Gross         Gross
                                                                        Amortized    Unrealized    Unrealized    Estimated
                                                                          Cost         Gains        (Losses)    Fair Value
                                                                       ------------ ------------- ------------ ------------
     Checking and savings                                              $     2,160  $         --  $        --  $     2,160
     Money market funds                                                        248            --           --          248
     Municipal bonds - taxable                                               2,300            --           --        2,300
     Corporate debt securities                                               3,867             9           --        3,876
     US Government agencies                                                  1,625             1           --        1,626
                                                                       ------------ ------------- ------------ ------------
                                                                       $    10,200  $         10  $        --  $    10,210
                                                                       ============ ============= ============ ============

     Included in:
        Cash and cash equivalents                                                                              $     4,708
        Short-term investments                                                                                       5,502
                                                                                                               ------------
                                                                                                               $    10,210
                                                                                                               ============

                                                                                   March 31, 2003
                                                                -----------------------------------------------------
                                                                                 Gross         Gross
                                                                  Amortized    Unrealized    Unrealized    Estimated
                                                                    Cost         Gains        (Losses)    Fair Value
                                                                ------------ ------------- ------------ -------------
     Checking and savings                                       $       567  $         --  $        --  $        567
     Money market funds                                              10,914            --           --        10,914
     Commercial paper                                                 5,870            --           (1)        5,869
     Municipal bonds - taxable                                        1,145            --           --         1,145
     Corporate debt securities                                        1,713             1            9         1,723
     US Government agencies                                           1,512            11                      1,523
                                                                 ----------- ------------- ------------ -------------
                                                                $    21,721  $         12  $         8  $     21,741
                                                                ============ ============= ============ =============

     Included in:
        Cash and cash equivalents                                                                       $     17,350
        Short-term investments                                                                                 4,391
                                                                                                        -------------
                                                                                                        $     21,741
                                                                                                        =============


NOTE 13.  EMPLOYEE BENEFIT PLAN

         The Company has a 401(k) Profit Sharing Plan (the "Profit Sharing Plan") qualified under Section 401(k) of the Internal Revenue Code of 1986. Each eligible employee may elect to contribute up to the maximum IRS annual deferral amount. The Company, at the discretion of its board of directors, may match employee contributions to the Profit Sharing Plan or make contributions to the Profit Sharing Plan for all eligible employees. The Company has elected not to make matching or other contributions to the Profit Sharing Plan for the years ended March 31, 2004, 2003, and 2002.

NOTE 14.  INCOME TAXES

         The Company's deferred tax assets (liabilities) consist of the following (in thousands):

                                                                                                 March 31,
                                                                                       ------------------------------
                                                                                           2004            2003
                                                                                       -------------- ---------------

     Deferred tax assets:
        Net operating loss and credit carry forwards                                   $      24,772  $       22,321
        Other accruals                                                                         8,137           4,466
                                                                                       -------------- ---------------
     Gross deferred tax assets                                                                32,909          26,787
     Valuation allowance                                                                     (32,479)        (25,811)
                                                                                       -------------- ---------------
     Net deferred tax assets                                                           $         430  $          976
                                                                                       ============== ===============

     Deferred tax liabilities:
        Intangible assets                                                                       (430)           (948)
        Change of accounting methods                                                              --             (28)
                                                                                       -------------- ---------------
     Net deferred tax liabilities                                                      $        (430)  $        (976)
                                                                                       ============== ===============


         Based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets at March 31, 2004 and 2003 will not be fully realizable. Accordingly, the Company has applied a full valuation allowance against its net deferred tax assets as of March 31, 2004 and 2003.

         Reconciliation of the statutory federal income tax to the Company's effective tax is as follows:

                                                                                         March 31
                                                                         ------------------------------------------
                                                                             2004            2003         2002
                                                                         --------------   -----------  ------------
     Tax at federal statutory rate                                               (34.0)%       (34.0)%       (34.0)%
     State, net of federal benefit                                                (2.4)         (3.8)         (5.8)
     Other                                                                         0.1          (0.2)         (4.6)
     Option compensation                                                           0.6           0.8           9.5
     Valuation allowance                                                          36.1          37.2          34.9
                                                                         --------------   -----------  ------------
     Provision for income taxes                                                    0.4%          0.0%          0.0%
                                                                         ==============   ===========  ============

         At March 31, 2004, the Company had approximately $61.3 million of Federal and $12.3 million of State net operating loss carryforwards available to reduce future taxable income which will begin to expire in 2013 for Federal and 2005 for state tax purposes, respectively. The State of California has suspended the utilization of tax loss carryforwards through 2005.

         The Company has research credit carryforwards of approximately $2.4 million and $1.2 million for Federal and state income tax purposes, respectively. If not utilized, the Federal carryforward will expire in various amounts beginning in 2009. The California credit can be carried forward indefinitely.

         The Internal Revenue Code limits the use of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. In the event the Company has had a change in ownership, utilization of the carryforwards could be restricted.

NOTE 15.  SEGMENT AND GEOGRAPHIC INFORMATION

         The Company has determined that it has one reportable business segment: the sale of yield optimization software used in the design, fabrication and testing of semiconductors and flat panel displays. The Company has a facility in the Republic of Armenia, which has fixed assets with a net book value of $166,000 as of March 31, 2004, and $169,000 as of March 31, 2003.

         The following is a geographic breakdown of the Company's revenues by destination for the following periods (in thousands):

                                                                                    Years ended March 31,
                                                                          -------------------------------------------
                                                                              2004           2003          2002
                                                                          -------------  ------------- --------------
     United States                                                        $      5,941   $      9,948  $       3,181
     Japan                                                                       3,339          2,820            666
     France                                                                        419            365            643
     Rest of the world                                                           3,002          2,459             23
                                                                          -------------  ------------- --------------
                                                                          $     12,701   $     15,592  $       4,513
                                                                          =============  ============= ==============

         For the year ended March 31, 2004, the Company derived revenue from three customers which comprised 18%, 12% and 12% of the Company's total revenues, respectively.

         For the year ended March 31, 2003, the Company derived revenue from three customers which comprised 29%, 17% and 15% of the Company's total revenues, respectively.

         For the year ended March 31, 2002, the Company derived revenue from four customers which comprised 24%, 18%, 14% and 10% of the Company's total revenues, respectively.

NOTE 16.  CONTINGENCIES

         Between July 31, 2002 and November 15, 2002, several class-action lawsuits were filed against the Company, certain current and former officers and directors of the Company, and the Company's independent auditors in the United States District Court for the Northern District of California. The lawsuits were consolidated into a single action (the "Securities Action"), which alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, Rule 10b-5 promulgated thereunder, and Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 by making a series of material misrepresentations as to the financial condition of the Company during the class period of July 31, 2001 to July 19, 2002. The plaintiffs are generally seeking to recover compensatory damages, costs and expenses incurred, interest and such other relief as the court may deem appropriate. The parties have stipulated to extend the time to respond to the consolidated complaint until August 16, 2004.

         The Company has signed a memorandum of understanding (the "MOU") with the lead plaintiffs that tentatively rsolves the Securities Action. Under the MOU, the Company would issue common stock to the class. Final settlement is contingent on several conditions, including execution of a formal settlement agreement and court approval.

         Five shareholders of the Company have brought suit in the District Court of Dallas County, Texas, against the Company's independent auditors and the managing underwriter in the Company's initial public offering, in connection with claims relating to the Company's acquisition of Covalar Technologies Group, Inc. in February 2002 (the "Covalar Action"). On April 26, 2004, the Company and the Company's former President and Chief Executive Officer were named as defendants in this action. The Company's response to the amended petition is currently due August 2, 2004. Subject to a reservation of rights, the Company has accepted the underwriter's request to indemnify the underwriter in connection with the Company's initial public offering and to advance expenses in this matter. While the Company had obtained insurance to cover its obligation to indemnify and advance expenses to the underwriter, the insurer has raised certain defenses to coverage. Even if coverage is afforded, however, coverage for these indemnification obligations is subject to a sub-limit of $1,000,000 and may be exhausted by payments of defense costs and settlements in the Securities Action. On June 3, 2004, an associate judge granted the auditors' and underwriter's motions for summary judgment. The Plaintiffs have appealed this ruling and a hearing is currently scheduled for August 20, 2004. On June 9, 2004, the Company's independent auditors filed a responsible third party petition against the Company and Company's former President and Chief Executive Officer. The third party petition does not seek affirmative relief but instead was filed for purposes of apportioning fault in jury findings.

The Company has accepted service of the third party petition, and its response to the third party petition has been extended until thirty days after the hearing on plaintiffs' notice of appeal of the associate judge's decision on the summary judgment motions.

         On July 13, 2004 the Company signed a settlement and release agreement with the plaintiffs in the Covalar Action pursuant to which the Company has agreed to issue the plaintiffs additional shares of common stock, which will be placed in escrow pending the final approval of the settlement in the Securities Action.

         Based on the terms of the above settlements, the Company determined that a liability related to the Securities Action and the Covalar Action was probable and that the value was reasonably estimable. Accordingly, the Company has recorded a non-cash long term liability of approximately $7.9 million in its consolidated financial statements as of March 31, 2004, representing management's estimate of the value of the 7 million shares of common stock that the Company has agreed to issue under the MOU and the Covalar Action settlement. This liability was calculated by utilizing a valuation based on both the income and market approaches as of March 31, 2004, consistent with the Company's assessment of goodwill impairment. This liability will be revalued quarterly until the actual effective date of the settlements.

         The Company is also a nominal defendant in consolidated stockholder derivative lawsuits pending in Superior Court in the County of Santa Clara, California. These lawsuits, which were filed between July 31, 2002 and December 31, 2002, assert derivative claims on behalf of the Company against certain current and former officers and directors of the Company and the Company's independent auditors. The consolidated complaint asserts claims for insider trading, breach of fiduciary duties, breach of contract, professional negligence and unjust enrichment, and seeks damages suffered by the Company, treble damages for the sale of shares, costs and expenses of these actions and such other relief as the court may deem appropriate. The parties have stipulated to extend the time to respond to the consolidated derivative complaint until July 16, 2004, and are continuing to negotiate a potential resolution of this action.

         On May 22, 2003, five former shareholders of FabCentric, Inc., which was acquired by the Company in December 2001, sued the Company, the Company's former President and Chief Executive Officer and former Chief Financial Officer, and the Company's independent auditors in a lawsuit pending in Superior Court in the County of Santa Clara, California. This lawsuit alleges claims for fraud, negligent misrepresentation, breach of warranties and covenants, breach of contract, and negligence, and seeks rescission or, alternatively, damages, costs and expenses. On October 31, 2003, the plaintiffs filed an amended Complaint adding the managing underwriter in the Company's initial public offering and the Company's current Chief Financial Officer as defendants. The underwriter and auditors have filed demurrers, which are scheduled to be heard on September 28, 2004. The parties have stipulated to extend the time for the other defendants to respond to the amended complaint until September 7, 2004. The plaintiffs served inspection demands on the defendants on June 25, 2004.

         Additionally, in April 2003, UBS PaineWebber, Inc. filed suit against the Company in the Supreme Court of the State of New York, County of New York (the "New York Action") alleging tortious interference of contract and a violation of the Uniform Commercial Code. This action relates to the transfer of shares of HPL common stock putatively pledged to UBS PaineWebber, Inc. by Y. David Lepejian, the Company's former President and Chief Executive Officer, and his spouse and sought, among other things, mandatory injunctive relief requiring HPL to affect the transfer of the subject stock. The Company moved to dismiss the New York Action. In May 2003, the Company filed an interpleader action in United States District Court for the Northern District of California relating to the stock in question in the New York Action (the "California Action"). Mr. Lepejian and UBS PaineWebber have been engaged in an NASD arbitration proceeding regarding the pledge of the shares. The interpleader action and the New York action were voluntarily dismissed without prejudice by the Company and UBS PaineWebber, respectively. On or about October 1, 2003, UBS PaineWebber filed suit in Delaware Chancery Court which essentially re-stated the claims originally asserted in the New York action (the "Delaware Action").

On June 22, 2004, the Company and UBS PaineWebber signed a settlement agreement and mutual release whereby the parties dismissed the New York Action, the California Action and the Delaware Action with prejudice at no cost to the Company.

         Additionally, Twin City Fire Insurance Company (the Company's first-layer "D&O" insurance carrier) filed a declaratory relief action on October 6, 2003, in Superior Court in the County of Santa Clara, California, against the Company, its former President and Chief Executive Officer, its former Chief Financial Officer, and other former and current officers and directors of the Company seeking a determination that no coverage is afforded the defendants under Twin City's policy, which follows form to the Company's primary D&O policy issued by Executive Risk Indemnity Inc. Executive Risk has already agreed to pay its policy limits for the Securities Actions, exhausting the limits of the Company's primary D&O policy. The Company filed an amended cross-complaint on June 14, 2004 in the Twin City action, seeking a declaration that Twin City and the Company's other excess D&O insurance carriers, National Union and St. Paul, are obligated to indemnify the Company for losses in connection with the Securities Actions and that Twin City has breached its insurance contract by not paying the defendants' defense expenses on a current basis. On June 21, 2004, the Superior Court granted Twin City's unopposed motion to file a Third Amended Complaint alleging two additional declaratory-relief causes of actions based on two policy exclusions. The Company intends to oppose the claims made in the Third Amended Complaint.

         Except as noted above, all of the aforementioned matters are in the early stages other then the tentatively settled actions as discussed above. As a result, the Company believes that no additional amount above the $7.9 million discussed above should be accrued for these matters under Statement of Financial Accounting Standard ("SFAS") No. 5, "Accounting for Contingencies," because we are currently unable to evaluate the likelihood of an unfavorable outcome or estimate the amount or range of potential loss, if any, of the unsettled actions.

         Any adverse resolution of the aforementioned litigation could have a material effect on the Company's financial condition, results of operations or cash flows.


                          Supplementary Financial Data
                           Quarterly Data (Unaudited)

                                                                                        For the Quarters Ended
                                                                    ----------------------------------------------------------------
(in thousands, except per share amounts)                              March 31,     December 31,     September 30,      June 30,
Year ended March 31, 2003                                               2003            2002              2002            2002
------------------------------------------------------------------  -------------- ----------------  ---------------  --------------
Revenues                                                            $       3,582  $         5,248   $        4,483   $       2,279
Gross profit (loss)                                                         2,018            3,806            3,635           1,669
Net loss                                                                  (34,526)          (2,756)          (6,886)         (7,650)
Net loss per share--basic and diluted:                               $      (1.12) $         (0.09)  $        (0.22)  $       (0.25)
Shares used in computing per share amounts--basic and diluted:             30,796           30,784           30,777          30,410

                                                                                        For the Quarters Ended
                                                                    ----------------------------------------------------------------
(in thousands, except per share amounts)                              March 31,      December 31,    September 30,      June 30,
Year ended March 31, 2004                                               2004             2003            2003             2003
------------------------------------------------------------------  --------------  --------------- ----------------  --------------
Revenues                                                            $      3,827   $        3,518  $         3,284   $       2,072
Gross profit                                                               2,586            2,889            2,337           1,250
Net loss                                                                  (9,307)          (2,232)          (3,438)         (5,366)
Net loss per share--basic and diluted:                               $     (0.30)  $        (0.07) $         (0.11)  $       (0.17)
Shares used in computing per share amounts--basic and diluted:            31,274           31,269           31,222          30,814

         Included in the net loss for the quarter ended March 31, 2003 is a non-cash charge of $30.6 million related to the impairment of goodwill in the quarter.

         Included in the net loss for the quarter ended March 31, 2004 is a non-cash charge of $7.9 million related to the legal settlement estimated expense.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


ITEM 9A.  CONTROLS AND PROCEDURES

         CEO and CFO Certifications

         Filed as an exhibit to this Annual Report on Form 10-K are certifications of the Chief Executive Officer and the Chief Financial Officer. The certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002. This section of the Annual Report on Form 10-K contains the information concerning the controls evaluation referred to in the
Section 302 certifications and this information should be read in conjunction with the Section 302 certifications for a more complete understanding of the topics presented.

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

PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information concerning our directors and executive officers required by this Item is incorporated by reference to the section in Item 1 of this report entitled "Directors and Officers."

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors and persons who own more than 10% of the Company's Common Stock (collectively, "Reporting Persons") to file reports of ownership and changes in ownership with the SEC on a periodic basis. Reporting Persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms provided to the Company, we believe that with respect to the year ended March 31, 2004, all of the Reporting Persons complied with the applicable filing requirements.

Code of Ethics

         We have adopted a code of ethics that applies to its directors, officers and employees. A copy of the code of ethics is available on our website at www.hpl.com. Any waiver of or amendments to our code of ethics will be posted to our website.

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

         The following table sets forth certain summary information concerning the compensation paid by the Company to its Chief Executive Officers and each executive officer of the Company for the year ended March 31, 2004 ( "named executive officers") for the three most recent fiscal years.

                                                                                                      Long-term
                                                                                                    Compensation
                                                                                                   ---------------
                                                                      Annual Compensation            Securities
Name and                                                     -----------------------------------     Underlying         All Other
Principal Position(s)                             Year             Salary        Bonus/Commission    Options (#)      Compensation
------------------------------------------   ----------------  ----------------  ----------------- ---------------  ---------------
Cary D. Vandenberg(1)                                   2004   $       244,856   $        100,000            925,000   $        --
   President and
     Chief Executive Officer

Michael P. Scarpelli (2)
   Chief Financial Officer,                             2004           250,000             50,000            450,000       186,000
        Senior Vice President-                          2003           242,466             50,000                 --       187,225
        Administration, and                             2002            56,250                 --            325,000            --
       Secretary

 William Lamkin III(3)                                  2004            98,830              4,840            350,000            --
   Senior Vice President-
      Sales & Global Customer Support

 Brian Gordon(4)                                        2004           101,522                 --            350,000            --
   Vice President of Software
      Engineering

 Y. David Lepejian (5)                                  2003            70,037                                               8,025
   Former President and                                 2002           174,980                                               9,066
      Chief Executive Officer

 Thomas A. Tomasetti(6)                                 2003                --                                             229,000
   Former President and
      Chief Executive Officer

----------------------------------



     (1) Mr. Vandenberg joined the Company in May 2003

     (2) Mr. Scarpelli joined the Company in January 2002 as our Vice President of Corporate Development. In July 2002, Mr. Scarpelli was appointed Chief Financial Officer of the Company. Mr. Scarpelli was awarded the bonus as part of an executive retention bonus arrangement. The amounts in "All Other Compensation" relate to the forgiveness of $150,000 in principal and accrued interest of $36,000 and $37,225 in 2004 and 2003, respectively on a $750,000 loan Mr. Scarpelli received as part of his original employment agreement with the Company. All of Mr. Scarpelli's options granted in fiscal 2002 were cancelled in fiscal 2003.

     (3) Mr. Lamkin joined the Company in September 2003.

     (4) Mr. Gordon joined the Company in September 2003.

     (5)"All Other Compensation" for Mr. Lepejian consists of premiums paid by the Company for his term life insurance policy. Mr.
         Lepejian was terminated as an employee and officer of the Company on July 19, 2002.

     (6) Mr. Tomasetti served as our interim President and Chief Executive Officer from August 2002 through March 2003 pursuant to a consulting agreement between the Company and The Brenner Group, his employer. "All Other Compensation" represents the consulting fees we paid to The Brenner Group.

Fiscal 2003 Stock Option Grants

     The Company granted no stock options in fiscal 2003 to the named executive officers.

Aggregated Option Exercises in Last Fiscal Year

         The following table sets forth certain information with respect to the exercise of options during the last fiscal year and the value of options held by the named executive officers as of the end of fiscal 2004.

                                                                   Number of Shares Underlying           Value of Unexercised
                                                                      Unexercised Options               in-the-money Options
                                    Shares                            at Fiscal Year-End (#)           at Fiscal Year-End (1) ($)
                                  Acquired on       Value       --------------------------------  ----------------------------------
Name                              Exercise (#)    Realized ($)    Exercisable     Unexercisable     Exercisable      Unexercisable
------------------------------  --------------  --------------  --------------- ----------------  --------------- ------------------

Y. David Lepejian                      50,000   $          --               --               --   $           --  $              --
Cary D. Vandenberg                         --              --               --          925,000               --                 --
Michael P. Scarpelli                       --              --               --          450,000               --                 --
William Lamkin, III                        --              --               --          350,000               --                 --
Brian Gordon                               --              --               --          350,000               --                 --

--------------------

(1)      The value of the in-the-money options represents the difference between
         (A) $0.21, our closing stock price on March 31, 2004 (the last trading day of fiscal 2004), and (B) the respective exercise price for each option, multiplied by the number of shares of Common Stock underlying each respective option.

Employment Arrangements

         In April 2003, we entered into an employment agreement, which is terminable at-will, with Cary D. Vandenberg, our President and Chief Executive Officer. This agreement provided Mr. Vandenberg with an annual base salary of $275,000, an annual bonus payable at the discretion of the board. The employment agreement also provided that Mr. Vandenberg during his first twelve months of employment can earn the following bonuses:

         a. A signing bonus of $100,000. However, the signing bonus is repayable on a prorated basis if within the first twelve months of the employment Mr. Vandenberg resigns his employment with HPL or its successors or assigns, or (2) the employment is terminated by the Company for "cause" as defined.
         b. A bonus of $75,000 payable within 90 days of a Company and court approved settlement of all outstanding Federal securities litigation and state derivative actions, provided that such settlement is reached before the first anniversary of Mr. Vandenberg's start date with the Company, and provided further, such bonus is approved as part of the court approved settlement referenced above or as part of a court approved restructuring.
         c. In addition, Mr. Vandenberg is entitled to such annual performance bonuses as the Board may in its discretion approval.

         In August 2003, we entered into an employment agreement, which is terminable at-will, with William Lamkin, III, our Senior Vice President of Sales and Marketing. This agreement provided Mr. Lamkin with an annual base salary of $175,000 and quarterly commission payments based on the Company's defined commission plan.

         In August 2003, we entered into an employment agreement, which is terminable at-will, with Brian Gordon, our Vice President of Software Engineering. This agreement provided Mr. Gordon with an annual base salary of $175,000, an annual bonus of $25,000 based upon personal objectives and milestones to be determined within 60 days of employment, and an annual bonus of $15,000 based on milestone achievements for the company. All bonuses will be paid on a pro-rata basis during the fiscal year.

         In December 2001, we entered into an employment agreement, which is terminable at-will, with Michael Scarpelli, our Chief Financial Officer. This agreement provided Mr. Scarpelli with an annual base salary of $225,000, an annual bonus payable at the discretion of the board and a loan of $750,000. The loan bears interest at a rate equal to the higher of: (i) 6%, or (ii) the short-term "applicable federal rate" as periodically published by the Internal Revenue Service. The employment arrangement provides that 20% of the principal sum and accrued interest will be forgiven annually over a period of five years, commencing on the first anniversary of the officer's employment, provided that he remains continuously employed by the Company during that time. The agreement further provides that if Mr. Scarpelli is terminated without "cause" (as defined), or there is a "corporate transaction" (as defined), all outstanding principal and interest on the loan will be immediately forgiven. This agreement was subsequently amended in August 2002 to provide Mr. Scarpelli with: (1) an increase in annual base salary to $250,000; (2) a retention bonus of $100,000, payable 50% on January 18, 2003 and 50% on July 18, 2003, so long as Mr. Scarpelli remains an employee of the Company on each respective payment date, and (3) a severance arrangement in which he will be entitled to a severance payment of 50% of his base annual salary in the event he is terminated or not offered a comparable position in the event of a "corporate transaction," as defined.

Compensation Committee Interlocks and Insider Participation

         The Compensation Committee currently consists of Messrs Antoun and Zorian. No member of the Compensation Committee or executive officer of the Company has a relationship that would constitute an interlocking relationship with any executive officers or directors of another entity.

DIRECTOR COMPENSATION

         Each non-employee director of the Company receives $10,000 annually and $500 for each meeting of the board of directors, or any committee of the board of directors, he attends. In addition, each non-employee director is eligible to receive an annual option grant to purchase up to 7,500 shares of Common Stock, at an exercise price equal to the fair market value of the stock on the date of grant. 37,500 shares of stock options were granted to our directors in fiscal 2004, 15,000 of which related to fiscal 2003 awards issued in fiscal 2004.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The following table sets forth certain information, as of June 30, 2004 (unless otherwise indicated below), with respect to the beneficial ownership of the outstanding Common Stock by: (i) each stockholder known by the Company to be the beneficial owner of more than 5% of the outstanding Common Stock; (ii) each director or nominee; (iii) each of the named executive officers; and (iv) all current executive officers and directors as a group. Unless otherwise indicated below, each stockholder has sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws, if applicable.

                                                                Shares Beneficially Owned and Shares Underlying
                                                              Options Exercisable Within 60 days of May 31, 2004
Name and Address                                            --------------------------------------------------------    Percent
of Beneficial Owner +                                            Shares (#)         Options (#)         Total (#)      of Class (1)
----------------------------------------------------------- -------------------  ------------------ ---------------- --------------

Synopsys, Inc.                                                       6,239,128                  --        6,239,128          19.95%
700 East Middlefield Road
Mountain View, CA 94043
----------------------------------------------------------- -------------------  ------------------ ---------------- --------------
Lawrence Kraus                                                       3,924,250                  --        3,924,250          12.55%

Y. David Lepejian(2)                                                 3,614,000                  --        3,614,000          11.56%
   1357 Lakeshore Circle - Bldg. #12
     San Jose, CA 95131

Dr. Yervant Zorian                                                     782,500                  --          782,500           2.50%
Elias Antoun                                                           400,000              85,170          485,170           1.55%
Cary D. Vandenberg                                                          --                  --               --             --
Michael P. Scarpelli                                                        --                  --               --             --
William Lamkin, III                                                         --                  --               --             --
Brian Gordon                                                                --                  --               --             --

All directors and executive officers as a group (7
   persons)                                                          5,106,750              85,170        5,191,920          16.60%


--------------------------

+        Unless indicated otherwise, the address of each beneficial owner is HPL Technologies, Inc. 2033 Gateway Place, Suite 400,
         San Jose, California 95110.

     (1) Applicable percentage of ownership is based on approximately 31,274,623 shares of Common Stock outstanding as of June 30, 2004, together with applicable stock options for such stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. Shares of common stock subject to options currently exercisable or exercisable within 60 days of May 31, 2004 are deemed outstanding for computing the percentage of ownership of the person holding such stock options, but are not deemed outstanding for computing the percentage of any other person.

     (2) Mr. Lepejian has served notice of exercise of a stock option to purchase up to 2,670,000 shares of common stock previously issued by HPLI. The Company has refused to issue the shares as the options were cancelled on his termination from employment. 884,000 shares of Mr. Lepejian's total shares were represented to have been sold by Mr. Lepejian to a third party in December 2002. However, the certificates are still registered in Mr. Lepejian's name and we have no support for such sales.

Equity Compensation Plan Information

         The Company maintains the 2001 Equity Incentive Plan (the "2001 Plan"), the 2001 Employee Stock Purchase Plan (the "ESPP") and the 2001 Foreign Employee Stock Purchase Plan (the "Foreign ESPP"), pursuant to which it may grant equity awards to eligible persons. The following table sets forth certain information regarding the 2001 Plan, the ESPP and the Foreign ESPP as of March 31, 2004.

                                                                                                          Number of securities
                                                                                                         remaining available for
                                          Number of securities to be         Weighted-average             future issuance under
                                           issued upon exercise of          exercise price of           equity compensation plans
                                            outstanding options,            outstanding options,           (excluding securities
Plan category                              warrants and rights (1)         warrants and rights (1)     reflected in first column)(2)
--------------------------------------- ----------------------------  ---------------------------  ---------------------------------

Equity compensation plans approved by
   security holders                                       6,503,473   $                     0.65                          5,346,294

Equity compensation plans not
   approved by security holders                                  --                           --                                 --
                                        ----------------------------  ---------------------------  ---------------------------------

Total                                                     6,503,473   $                     0.65                          5,346,294
                                        ----------------------------  ---------------------------  ---------------------------------
-----------------------

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

     (2) At March 31, 2004, 4,399,139 and 947,155 shares of Common Stock were available for future issuance under the 2001 Plan and the ESPPs, respectively. The ESPPs contain an evergreen provision that provides for an annual share increase on March 1 of each year, until and including March 1, 2011, equal to the least of: (i) 150,000, (ii) 1% of the number of shares of Common Stock outstanding on that date, or (iii) a lesser number determined by the administrator.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None
ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The following table presents the fees for audit and other services provided by our principal accounting firm, PricewaterhouseCoopers LLP, for the years ended March 31, 2004 and 2003 (in thousands):


         Type of Fees                      2004              2003
         ---------------------------- -----------------  ----------------

         Audit Fees (1)               $            282   $         1,352
         Audit-Related Fees (2)                     --               104
         Tax Fees (3)                              --                126
         All Other Fees (4)                         --                --
                                      -----------------  ----------------

         Total                        $            282   $         1,582
                                      =================  ================
--------------------

(1) Audit Fees include professional services rendered by PricewaterhouseCoopers LLP, the member firms of PricewaterhouseCoopers, and their respective affiliates (collectively, "PricewaterhouseCoopers") for the audit of HPL's annual financial statements and review of financial statements or services that are normally provided in connection with statutory and regulatory filings or engagements for that fiscal year.

(2) Audit-Related Fees include assurance and related services by PricewaterhouseCoopers that are reasonably related to the performance of the audit or review of HPL's financial statements and are not reported under paragraph (1) above. During 2003 the fees principally relate to the filing of the Company's restated 10K-A.

(3) Tax Fees include professional services rendered by PricewaterhouseCoopers for tax compliance, tax advice, and tax planning.

(4) All Other Fees include services provided by PricewaterhouseCoopers, other than the services reported in paragraphs (1) through (3) of this section.

Audit Committee's Pre-Approval Policies and Procedures

      On June 25, 2003, our Board of Directors adopted a new Audit Committee Charter that, among other things, requires the Audit Committee to pre-approve the rendering by our independent auditor of audit or permitted non-audit services. The Chair of the Audit Committee may pre-approve the rendering of services on behalf of the Committee, provided the matter is then presented to the full Committee at the next scheduled meeting. Our Audit Committee approved the audit fees for audit of our consolidated financial statements for the year ended March 31, 2004 prior to the commencement of the audit.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Financial Statements:

         Financial Statements for the three years ended March 31, 2004 are included in Item 8. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(b) Reports on Form 8-K:

         The Registrant furnished a Current Report on Form 8-K on February 13, 2004, reporting the results of operations for the third fiscal quarter.

(c) Exhibits:

         The following exhibits are incorporated by reference or filed as part of this report.


Exhibit                                                            Description
Number
------------  ----------------------------------------------------------------------------------------------------------------------
        3.1   Amended and Restated Certificate of Incorporation of Registrant.  (1)

        3.2   Bylaws of Registrant.  (1)

        4.1   Form of Common Stock Certificate.  (1)

       10.1   2001 Amended and Restated Equity Incentive Plan. (1)

       10.2   2001 Amended and Restated Employee Stock Purchase Plan. (1)

       10.3   HPL Technologies, Inc. 2001 Foreign Subsidiary Employee Stock Purchase Plan, as amended. (2)

       10.4   Form of Officer and Director Indemnification Agreement. (1)

       10.5   Employment Offer Letter from HPL Technologies, Inc. to Michael P. Scarpelli, dated December 4, 2001. (3)

       10.6   Employment Amendment Letter from HPL Technologies, Inc. to Michael P. Scarpelli, dated August 6, 2002. (1)

       10.7   Employment Amendment Letter from HPL Technologies, Inc. to Cary D. Vandenberg, dated April 23, 2003. (5)

       10.8   Employment Offer Letter from HPL Technologies, Inc. to William Lamkin III, dated August 22, 2003. (6)

       10.9   Employment Offer Letter from HPL Technologies, Inc. to Brian Gordon, dated August 26, 2003. (6)



      10.10   Real property lease dated August 19, 1998 by and between Heuristic Physics Laboratories, Inc. and Spieker Properties,
              L.P., (San Jose, California). (1)

      10.11   Industrial Lease Agreement, dated as of November 17, 2000, between Research Interchange One L.P., a Texas Limited
              Partnership and Testchip Technologies, Inc., a Texas Corporation. (4)

      10.12   First Amendment, dated as of March 28, 2001, to Industrial Lease Agreement, dated as of November 17, 2000, between
              Research Interchange One L.P., a Texas Limited Partnership and Testchip Technologies, Inc., a Texas Corporation. (4)

      10.13   Second Amendment, dated June 6, 2001, to Industrial Lease Agreement, dated as of November 17, 2000, between Research
              Interchange One L.P., a Texas Limited Partnership and Testchip Technologies, Inc., a Texas Corporation. (4)

      10.14   Third Amendment, dated October 1, 2001, to Industrial Lease Agreement, dated as of November 17, 2000, between
              Research Interchange One L.P., a Texas Limited Partnership and Testchip Technologies, Inc., a Texas Corporation. (4)

      10.15   Lease Agreement, dated June 1, 2000, between Jackson-Shaw Technology Center II, LTD and Testchip Technologies, Inc.
              (4)

      10.16   Amendment, dated August 7, 2000, to Lease Agreement, dated June 1, 2000, between Jackson-Shaw Technology Center, II,
              LTD. and Testchip Technologies. (4)

      10.17   Modification and Ratification of Lease, dated October 31, 2001, between Jackson-Shaw Technology Center II, LTD. and
              Testchip Technologies. (4)

       21.1   Subsidiaries of the registrant.

       23.1   Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

       24.1   Powers of Attorney.  (Contained on Signature Page)

       31.1   Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

       31.2   Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

       32.1   Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

       32.2   Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


------------------------

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



(4)      Incorporated by reference from our Annual Report on Form 10-K for the year ended March 31, 2003.


(5)      Incorporated by reference from our Annual Report on Form 10-Q for the quarter ended June 30, 2003.

(6)      Incorporated by reference from our Annual Report on Form 10-Q for the quarter ended  September 30, 2003.


                                    SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  HPL Technologies, Inc.


Dated: July 14 , 2004             By:     /s/ Cary D Vandenberg
                                  ----------------------------------------------
                                          Cary D. Vandenberg
                                          President and Chief Executive Officer

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

Signature                                                         Title                                          Date
----------------------------------------  ------------------------------------------------------  ----------------------------------

        /s/ Cary D. Vandenberg            President and Chief Executive Officer                             July 14 , 2004
----------------------------------------
          Cary D. Vandenberg              (Principal Executive Officer)

       /s/ Michael P. Scarpelli           Chief Financial Officer                                           July 14, 2004
----------------------------------------
         Michael P. Scarpelli             (Principal Financial and Accounting Officer)

           /s/ Elias Antoun               Director                                                          July 14, 2004
----------------------------------------
             Elias Antoun

          /s/ Lawrence Kraus              Director                                                          July 14, 2004
----------------------------------------
            Lawrence Kraus

        /s/ Dr. Yervant Zorian            Director                                                          July 14, 2004
----------------------------------------
          Dr. Yervant Zorian

                                  EXHIBIT INDEX

Exhibit
Number                                                              Description
------------   ---------------------------------------------------------------------------------------------------------------------
        3.1    Amended and Restated Certificate of Incorporation of Registrant. (1)

        3.2    Bylaws of Registrant. (1)

        4.1    Form of Common Stock Certificate. (1)

       10.1    2001 Amended and Restated Equity Incentive Plan. (1)

       10.2    2001 Amended and Restated Employee Stock Purchase Plan. (1)

       10.3    HPL Technologies, Inc. 2001 Foreign Subsidiary Employee Stock Purchase Plan, as amended. (2)

       10.4    Form of Officer and Director Indemnification Agreement.  (1)

       10.5    Employment Offer Letter from HPL Technologies, Inc. to Michael P. Scarpelli, dated December 4, 2001.  (3)

       10.6    Employment Amendment Letter from HPL Technologies, Inc. to Michael P. Scarpelli, dated August 6, 2002. (1)

       10.7    Employment Amendment Letter from HPL Technologies, Inc. to Cary D. Vandenberg, dated April 23, 2003. (5)

       10.8    Employment Offer Letter from HPL Technologies, Inc. to William Lamkin III, dated August 22, 2003.
       10.9    Employment Offer Letter from HPL Technologies, Inc. to Brian Gorden, dated August 26, 2003. (6)

      10.10    Real property lease dated August 19, 1998 by and between Heuristic Physics Laboratories, Inc. and Spieker
               Properties, L.P., (San Jose, California). (1)

      10.11    Industrial Lease Agreement, dated as of November 17, 2000, between Research Interchange One L.P., a Texas Limited
               Partnership and Testchip Technologies, Inc., a Texas Corporation. (4)

      10.12    First Amendment, dated as of March 28, 2001, to Industrial Lease Agreement, dated as of November 17, 2000, between
               Research Interchange One L.P., a Texas Limited Partnership and Testchip Technologies, Inc., a Texas Corporation. (4)

      10.13    Second Amendment, dated June 6, 2001, to Industrial Lease Agreement, dated as of November 17, 2000, between Research
               Interchange One L.P., a Texas Limited Partnership and Testchip Technologies, Inc., a Texas Corporation. (4)

      10.14    Third Amendment, dated October 1, 2001, to Industrial Lease Agreement, dated as of November 17, 2000, between
               Research Interchange One L.P., a Texas Limited Partnership and Testchip Technologies, Inc., a Texas Corporation. (4)



      10.15    Lease Agreement, dated June 1, 2000, between Jackson-Shaw Technology Center II, LTD and Testchip Technologies, Inc.
               (4)

      10.16    Amendment, dated August 7, 2000, to Lease Agreement, dated June 1, 2000, between Jackson-Shaw Technology Center, II,
               LTD. and Testchip Technologies. (4)

      10.17    Modification and Ratification of Lease, dated October 31, 2001, between Jackson-Shaw Technology Center II, LTD. and
               Testchip Technologies. (4)

       21.1    Subsidiaries of the registrant.

       23.1    Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

       24.1    Powers of Attorney.  (Contained on Signature Page)

       31.1    Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

       31.2    Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

       32.1    Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

       32.2    Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

------------------------

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


(5)      Incorporated by reference from our Annual Report on Form 10-Q for the quarter ended June 30, 2003.

(6)      Incorporated by reference from our Annual Report on Form 10-Q for the quarter ended  September 30, 2003.

Exhibit 21.1

                         SUBSIDIARIES OF THE REGISTRANT

Subsidiary Name                                   Jurisdiction of Incorporation
----------------------------------------- --------------------------------------
Heuristic Physics Laboratories, Inc.                               California

FabCentric, Inc.                                                   California

HPL International Ltd.                                             Cayman Island

HPLA Limited Liability Company                                     Armenia

HPL (S) Pte. Ltd                                                   Singapore

HPL Japan KK                                                       Japan

HPL Technologies Private Limited                                   India

HPL Texas, Inc.                                                    Delaware

TestChip Technologies, Inc.                                        Texas

Defect & Yield Management, Inc.                                    Delaware

HPL, Taiwan Inc.                                                   Taiwan

                                                                    Exhibit 23.1

            CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

     We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (No. 333-66962 and No. 333-87144) of HPL Technologies, Inc. of our report dated July 2, 2004, except for the fourth and fifth parapgraphs of Note 16, as to which the date is July 13, 2004, relating to the financial statements, which appears in this Form 10-K.

/s/ PricewaterhouseCoopers LLP
----------------------------------------
PricewaterhouseCoopers LLP

San Jose, California
July 13, 2004

                                                                    Exhibit 31.1


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

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

         (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

         (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         (a) All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial data; and

         (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.



Date:   July 14, 2004                     By:    /s/ Cary D. Vandenberg
       -----------------                  --------------------------------------
                                          Cary D. Vandenberg
                                          President and Chief Executive Officer

                                                                    Exhibit 31.2

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

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

         (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

         (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         (a) All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial data; and

         (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.


Date:   July 14, 2004                          By:    /s/ Michael P. Scarpelli
       ----------------                        -------------------------------
                                                      Michael P. Scarpelli
                                                      Chief Financial Officer

                                                                    Exhibit 32.1

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         I, Cary D. Vandenberg, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report of HPL Technologies, Inc. on Form 10-K for the fiscal year ended March 31, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Annual Report on Form 10-K fairly presents in all material respects the financial condition and results of operations of HPL Technologies, Inc.

Date: July 14, 2004
                                     /s/ Cary D. Vandenberg
                                   ----------------------------------------
                                     Cary D. Vandenberg
                                     President and Chief Executive Officer


A signed original of this written statement required by Section 906 has been provided to HPL Technologies, Inc. and will be retained by HPL Technologies, Inc. and furnished to the Securities and Exchange Commission upon request.

                                                                    Exhibit 32.2

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         I, Michael P. Scarpelli, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report of HPL Technologies, Inc. on Form 10-K for the fiscal year ended March 31, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Annual Report on Form 10-K fairly presents in all material respects the financial condition and results of operations of HPL Technologies, Inc.


Date: July 14, 2004
                                               /s/ Michael P. Scarpelli
                                              ---------------------------
                                                   Michael P. Scarpelli
                                                   Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to HPL Technologies, Inc. and will be retained by HPL Technologies, Inc. and furnished to the Securities and Exchange Commission upon request.