Form 10-Q
period 2004-06-30
HPL TECHNOLOGIES INC
filed 2004-08-13
CIK 1121980

================================================================================


                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

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

         As of July 31, 2004, the registrant had outstanding 31,273,472 shares of common stock.




================================================================================

                                TABLE OF CONTENTS



                         PART I - FINANCIAL INFORMATION

Item 1        Condensed Consolidated Financial Statements (unaudited):

              Condensed Consolidated Statements of Operations for the three months ended June 30, 2004 and 2003................    3

              Condensed Consolidated Balance Sheets as of June 30, 2004 and March 31, 2004.....................................    4

              Condensed Consolidated Statements of Cash Flow for the three months ended June 30, 2004 and 2003.................    5

              Notes to Condensed Consolidated Financial Statements.............................................................    6

Item 2        Management's Discussion and Analysis of Financial Condition and Results of Operations............................   14

Item 3        Quantitative and Qualitative Disclosures about Market Risk.......................................................   29

Item 4        Controls and Procedures..........................................................................................   31

                          PART II - OTHER INFORMATION

Item 1        Legal Proceedings................................................................................................   33

Item 2        Changes in Securities and Use of Proceeds........................................................................   33

Item 6        Exhibits and Reports on Form 8-K.................................................................................   33

PART I - FINANCIAL INFORMATION

ITEM 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             HPL Technologies, Inc.
                      Consolidated Statements of Operations
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                                                     Three months ended June 30,
                                                                               ----------------------------------------
                                                                                       2004                2003
                                                                               ------------------- --------------------
Revenues:
   Software licenses                                                            $            1,358 $                141
   Consulting services, maintenance and other                                                1,803                1,931
                                                                               ------------------- --------------------
Total revenues                                                                               3,161                2,072
                                                                               ------------------- --------------------
Cost of revenues:
   Software licenses                                                                            61                    3
   Consulting services, maintenance and other                                                  719                  819
                                                                               ------------------- --------------------
Total cost of revenues                                                                         780                  822
                                                                               ------------------- --------------------
Gross profit                                                                                 2,381                1,250
                                                                               ------------------- --------------------
Operating expenses:
   Research and development (1)                                                              1,590                1,836
   Sales, general and administrative (1)                                                     2,076                4,384
   Legal settlement expense(Note 2)                                                          1,200                    -
   Stock-based compensation                                                                     11                  106
   Amortization of intangible assets                                                           332                  332
                                                                               ------------------- --------------------
        Total operating expenses                                                             5,209                6,658
                                                                               ------------------- --------------------
Loss from operations                                                            $           (2,828)$             (5,408)
Interest income (expense) and other, net                                                        58                   49
                                                                               ------------------- --------------------
Net loss before income taxes                                                    $           (2,770)$             (5,359)
Provision (benefit from) for income taxes                                                     (149)                   7
                                                                               ------------------- --------------------
Net loss                                                                        $           (2,621)$             (5,366)
                                                                               =================== ====================

Net loss per share-basic and diluted:                                           $            (0.08)$              (0.17)
                                                                               =================== ====================

Shares used in per share calculations-basic and diluted:                                    31,275               30,810
                                                                               =================== ====================
___________
(1)  Excludes the following stock-based compensation charges:

Research and development                                                        $                2 $                 46
Sales, general and administrative                                                                9                   60
                                                                               ------------------- --------------------
                                                                                $               11 $                106
                                                                               =================== ====================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                             HPL Technologies, Inc.
                           Consolidated Balance Sheets
                      (In thousands, except per share data)

                                                                                               June 30,          March 31,
                                                                                                 2004              2004
                                                                                          -----------------  -----------------
                                                                                            (unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                                                             $           2,219  $           4,708
    Short-term investments                                                                            6,040              5,502
    Accounts receivable, net of allowances of $100 and $100, respectively                             2,911              2,888
    Unbilled accounts receivable                                                                        146                  4
    Prepaid expenses and other current assets                                                           747                940
                                                                                          -----------------  -----------------
Total current assets                                                                                 12,063             14,042
Property and equipment, net                                                                           1,275              1,308
Goodwill                                                                                             27,754             27,754
Other intangible assets, net                                                                            849              1,181
Other assets                                                                                            573                580
                                                                                          -----------------  -----------------
Total assets                                                                              $          42,514   $         44,865
                                                                                          =================  =================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                                      $           1,370   $          2,085
    Accrued liabilities                                                                               6,544              6,579
    Deferred revenue                                                                                  1,855              1,894
    Capital lease obligations-current portion                                                            64                 91
                                                                                          -----------------  -----------------
Total current liabilities                                                                             9,833             10,649
Capital lease obligations-net of current portion                                                         27                 39
Legal settlement liability (Note 2)                                                                   9,100              7,900
Other liabilities                                                                                       170                235
                                                                                          -----------------  -----------------
Total liabilities                                                                                    19,130             18,823
                                                                                          -----------------  -----------------

Contingencies and Commitments (Note 2)
Stockholders' equity :
    Preferred stock, $0.001 par value, 10,000 shares authorized, no shares
    issued and outstanding at June 30, 2004 and March 31, 2004                                            -                  -

    Common stock, $0.001 par value; 75,000 shares authorized; 31,275 shares
    issued and outstanding at June 30, 2004 and March 31, 2004                                           32                 32
    Additional paid-in capital                                                                      124,173            124,205
    Deferred stock-based compensation                                                                   (86)              (129)
    Accumulated deficit                                                                            (100,668)           (98,047)
    Accumulated other comprehensive loss                                                                (67)               (19)
                                                                                          -----------------  -----------------
         Total stockholders' equity                                                                  23,384             26,042
                                                                                          -----------------  -----------------
Total liabilities and stockholders' equity                                                $          42,514  $          44,865
                                                                                          =================  =================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                             HPL Technologies, Inc.
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                                           Three months ended June 30,
                                                                                      ------------------- -----------------
                                                                                              2004              2003
                                                                                      ------------------- -----------------
Cash flows from operation activities:
 Net loss                                                                              $           (2,621)$          (5,366)
   Adjustments to reconcile net loss to net cash used in
   operating activities:
    Depreciation and amortization                                                                     596               661
    Legal settlement expense                                                                        1,200                 -
    Stock-based compensation                                                                           11               106
   Changes in assets and liabilities, net of effects from acquisitions:
    Accounts receivable                                                                               (23)               49
    Unbilled accounts receivable                                                                     (142)              146
    Prepaid expenses and other current assets                                                         187               341
    Other assets                                                                                        7                42
    Accounts payable                                                                                 (715)                4
    Accrued liabilities                                                                               (35)              569
    Other liabilities                                                                                 (65)              (79)
    Deferred revenue                                                                                  (38)               97
                                                                                      ------------------- -----------------
     Net cash used in operating activities                                                         (1,638)           (3,430)
                                                                                      ------------------- -----------------

Cash flows from investing activities:
  Acquisition of property and equipment                                                              (226)             (163)
  Purchase of short-term investments                                                                 (538)           (7,137)
                                                                                      ------------------- -----------------
     Net cash used in investing activities                                                           (764)           (7,300)
                                                                                      ------------------- -----------------

Cash flows from financing activities:
  Repayment of Convetible Debenture                                                                    -             (1,500)
  Principal payments on capital lease obligations                                                     (39)             (121)
                                                                                      ------------------- -----------------
     Net cash used in financing activities                                                            (39)           (1,621)
                                                                                      ------------------- -----------------
  Effect of exchange rate changes on cash and cash equivalents                                        (48)               (8)
                                                                                      ------------------- -----------------

  Net decrease in cash and cash equivalents                                                        (2,489)          (12,359)
  Cash and cash equivalents at beginning of period                                                  4,708            17,350
                                                                                      ------------------- -----------------
  Cash and cash equivalents at end of period                                          $             2,219 $           4,991
                                                                                      =================== =================

Supplemental disclosures of cash flow information:
 Interest paid                                                                        $                 2 $             173
 Income taxes paid                                                                    $                11 $               -

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

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business; and, accordingly, the financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company has experienced net losses and negative cash flows since going public in July 2001 and, as of June 30, 2004, had an accumulated deficit of $100.7 million. The Company expects to have a net operating loss in the year ending March 31, 2005. For the year ending March 31, 2004, cash used in operations and to fund capital expenditures was $9.7 million. Management's plans for the Company to continue as a going concern include increases in revenues or raising additional capital. At June 30, 2004, the Company had approximately $8.3 million in cash and cash equivalents and short-term investments. The Company's current operating plan for the year ending March 31, 2005 projects that cash available from planned revenue combined with the $8.3 million on hand at June 30, 2004 will be adequate to fund operations through March 31, 2005. Future capital requirements will be affected by slow or diminished revenue growth, additional research and development and sales and marketing costs, and higher general and administrative costs, including costs related to the litigation matters described in Note 2. There can be no assurances that the current cash on hand combined with the projected revenues will be adequate to sustain operations through March 31, 2005. If additional capital is required, there is no assurance that funds would be available to the Company or, if available, under terms that would be acceptable to the Company, and management is not certain that it will be able to raise additional capital until the litigation and other uncertainties described in Note 2 are resolved.

NOTE 2.  LEGAL PROCEEDINGS

         Between July 31, 2002 and November 15, 2002, several class-action lawsuits were filed against the Company, certain current and former officers and directors of the Company, and the Company's independent auditors in the United States District Court for the Northern District of California. The lawsuits were consolidated into a single action (the "Securities Class Action"), which alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, Rule 10b-5 promulgated thereunder, and Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 by making a series of material misrepresentations as to the financial condition of the Company during the class period of July 31, 2001 to July 19, 2002. The plaintiffs are generally seeking to recover compensatory damages, costs and expenses incurred, interest and such other relief as the court may deem appropriate. The parties have stipulated to extend the time to respond to the consolidated complaint. A status conference with the Court is scheduled for August 31, 2004.

         The Company has signed a memorandum of understanding (the "MOU") with the lead plaintiffs that resolves the Securities Class Action. Under the MOU, the Company would issue shares of common stock to the class. Final settlement is contingent on several conditions, including execution of a formal settlement agreement and court approval.

         Former shareholders of Covalar Technologies Group, Inc., which was acquired by the Company in February 2002, brought suit in the District Court of Dallas County, Texas, against the Company's independent auditors and the managing underwriter in the Company's initial public offering, in connection with claims relating to the acquisition (the "Covalar Action"). On April 26, 2004, the Company and the Company's former President and Chief Executive Officer were named as defendants in this action. The Company's response to the amended petition is currently due September 1, 2004. Subject to a reservation of rights, the Company has accepted the underwriter's request to indemnify the underwriter in connection with the Company's initial public offering and to advance expenses in this matter. While the Company had obtained insurance to cover its obligation to indemnify and advance expenses to the underwriter, its insurers have raised certain defenses to coverage. Even if coverage is afforded, however, coverage for these indemnification obligations is subject to a sub-limit of $1,000,000 and may be exhausted by payments of defense costs and settlements in the Securities Class Action. On June 3, 2004, an associate judge granted the auditors' and underwriter's motions for summary judgment. The plaintiffs have appealed this ruling and a hearing is currently scheduled for August 20, 2004. On June 9, 2004, the Company's independent auditors filed a responsible third party petition against the Company and Company's former President and Chief Executive Officer. The third party petition does not seek affirmative relief but instead was filed for purposes of apportioning fault in jury findings. The Company has accepted service of the third party petition. On July 14, 2004, defendant UBS Securities LLC ("UBS") filed a similar third party petition against the Company and Company's former President and Chief Executive Officer. The Company has also agreed to accept service of UBS' third party petition. The Company's responses to the third party petitions have been extended until thirty days after the hearing on plaintiffs' notice of appeal of the associate judge's decision on the summary judgment motions.

         On July 13, 2004 the Company signed a settlement and release agreement with the plaintiffs in the Covalar Action pursuant to which the Company has agreed to issue the plaintiffs additional shares of common stock, which will be placed in escrow pending the final approval of the settlement in the Securities Class Action.

         Based on the terms of the above settlements, the Company determined that a liability related to the Securities Class Action and the Covalar Action was probable and that the value was reasonably estimable. Accordingly, the Company recorded a non-cash long term liability of approximately $7.9 million in its consolidated financial statements as of March 31, 2004, representing management's estimate of the value of the 7 million shares of common stock that the Company has agreed to issue under the MOU and the Covalar Action settlement. This liability was calculated by utilizing a valuation based on both the income and market approaches as of March 31, 2004, consistent with the Company's assessment of goodwill impairment. This liability will be revalued quarterly until the actual effective date of the settlements. There was no change in the revalued amount from March 31, 2004.

         On May 22, 2003, five former shareholders of FabCentric, Inc., which was acquired by the Company in December 2001, sued the Company, the Company's former President and Chief Executive Officer and former Chief Financial Officer, and the Company's independent auditors in a lawsuit pending in Superior Court in the County of Santa Clara, California (the "FabCentric Action"). This lawsuit alleges claims for fraud, negligent misrepresentation, breach of warranties and covenants, breach of contract, and negligence, and seeks rescission or, alternatively, damages, costs and expenses. On October 31, 2003, the plaintiffs filed an amended complaint adding the managing underwriter in the Company's initial public offering and the Company's current Chief Financial Officer as defendants. The underwriter and auditors have filed demurrers, which are scheduled to be heard on September 28, 2004. The parties have stipulated to extend the time for the other defendants to respond to the amended complaint until September 7, 2004. The plaintiffs served inspection demands on the defendants on June 25, 2004. The Company's responses to the demands were served on August 6, 2004.

         The Company is also a nominal defendant in consolidated stockholder derivative lawsuits pending in Superior Court in the County of Santa Clara, California. These lawsuits, which were filed between July 31, 2002 and December 31, 2002, assert derivative claims on behalf of the Company against certain current and former officers and directors of the Company and the Company's independent auditors. The consolidated complaint asserts claims for insider trading, breach of fiduciary duties, breach of contract, professional negligence and unjust enrichment, and seek damages suffered by the Company, treble damages for the sale of shares, costs and expenses of these actions and such other relief as the court may deem appropriate. The parties have stipulated to extend the time to respond to the consolidated derivative complaint until August 27, 2004, and are continuing to negotiate a potential resolution of this action.

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

         Additionally, Twin City Fire Insurance Company (the Company's first-layer excess "D&O" insurance carrier) filed a declaratory relief action on October 6, 2003, in Superior Court in the County of Santa Clara, California, against the Company, its former President and Chief Executive Officer, its former Chief Financial Officer, and other former and current officers and directors of the Company seeking a determination that no coverage is afforded the defendants under Twin City's policy, which follows form to the Company's primary D&O policy issued by Executive Risk Indemnity Inc. Executive Risk has already agreed to pay its policy limits for the Securities Class Actions, exhausting the limits of the Company's primary D&O policy. The Company filed an amended cross-complaint on June 14, 2004 in the Twin City action, seeking a declaration that Twin City and the Company's other excess D&O insurance carriers, National Union and St. Paul, are obligated to indemnify the Company for losses in connection with the Securities Class Actions and related litigation and that Twin City has breached its insurance contract by not paying the defendants' defense expenses on a current basis. On June 21, 2004, the Superior Court granted Twin City's unopposed motion to file a Third Amended Complaint alleging two additional declaratory-relief causes of actions based on two policy exclusions.

         On June 29, 2004, the Company demurred to and moved to strike Twin City's Third Amended Complaint. On July 20, 2004, the Santa Clara Superior Court denied the Company's motions, effectively holding that it was premature to address the merits of Twin City's insurance coverage allegations. The Company intends to continue to oppose the claims made in the Third Amended Complaint and to seek coverage under Twin City's policy.

         As of June 30, 2004, the company has accrued $9.1 million, including $1.2 million in the quarter ended June 30, 2004, for the above matters. Except as noted above, these matters are in the early stages of litigation and accordingly they may ultimately be resolved on a basis different than currently estimated. Because many factors that enter into the ultimate resolution of these matters are not within the Company's control, the Company is not able to estimate the maximum potential financial exposure related to these matters. Any adverse resolution of the aforementioned litigation could have a material effect on the Company's financial condition, results of operations or cash flows.


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

         The total number of shares excluded from the calculation of diluted net loss per share is detailed in the table below (in thousands):

                                                                      Three months ended June 30,
                                                                ---------------------------------------
                                                                         2004               2003
                                                                ------------------- -------------------

    Outstanding stock options                                                 7,152               1,402
    Shares issuable under warrants                                              138                 138
                                                                ------------------- -------------------
    Total                                                                     7,290               1,540
                                                                =================== ===================



NOTE 4.  CONCENTRATION OF CREDIT RISK

         Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents, short-term investments, unbilled receivables, accounts receivable and a note receivable. Cash and cash equivalents are deposited with financial institutions that management believes are credit worthy. The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral from its customers. At June 30, 2004, the Company's top five customers accounted for 17%, 13%, 12 %, 12%, and 12% of the Company's accounts receivable and unbilled receivables combined. At June 30, 2003, the Company's top three customers accounted for 31%, 19% and 14% of the Company's accounts receivable and unbilled receivables combined.


NOTE 5.  COMPREHENSIVE LOSS

         Other comprehensive loss consists of gains and losses that are not recorded in the statements of operations but instead are recorded directly to stockholders' equity. For the three months ended June 30, 2004 and 2003, total comprehensive loss was $2.7 million and $5.3 million, respectively.

     The difference between net loss and comprehensive loss for the three months ended June 30, 2004, is the result of foreign currency translation gains and losses and the net unrealized gains and losses on available for sale securities in the aggregate amount of net loss of $34,000 and net loss of $14,000, respectively. The difference between net loss and comprehensive loss for the three months ended June 30, 2003, was the result of the foreign currency translation gains and the net unrealized gains and losses on available for sale securities in the aggregate amount of net loss of $8,000 and net loss of $15,000, respectively.


NOTE 6.  ACCRUED LIABILITIES

         Accrued liabilities consist of the following (in thousands):

                                                                                  June 30, 2004      March 31, 2004
                                                                              ----------------------------------------
Payroll and related expenses                                                  $               902  $               888
Professional fees                                                                             572                  528
Other accrued expenses                                                                        735                  828
Amounts received from HPL's former Chief Executive Officer                                  4,335                4,335
                                                                              -------------------- -------------------
                                                                              $             6,544  $             6,579
                                                                              ==================== ===================

       Although the amounts received from HPL's former Chief Executive Officer are included in accrued liabilities, the Company does not expect it will be required to repay this sum because the Company believes it has offsetting claims against this individual.

NOTE 7.  INTANGIBLE ASSETS

         Intangible assets consist of the following (in thousands):

                                                                                         June 30, 2004
                                                               ----------------------------------------------------------------
                                              Amortization         Gross Carrying         Accumulated          Net Carrying
                                                 Period                Amount             Amortization            Amount
                                           ------------------  --------------------- -------------------- ---------------------
Existing technology                             3 years        $               2,760 $            (2,165) $                 595
Modular library                                 3 years                        1,220                (966)                   254
                                                               --------------------- -------------------- ---------------------
                                                               $               3,980 $            (3,131) $                 849
                                                               ===================== ==================== =====================

                                                                                         March 31, 2004
                                                               ----------------------------------------------------------------
                                              Amortization          Gross Carrying          Accumulated        Net Carrying
                                                 Period                 Amount              Amortization          Amount
                                           ------------------  --------------------- -------------------- ---------------------
Existing technology                             3 years        $               2,760 $            (1,935)  $                825
Modular library                                 3 years                        1,220                (864)                   356
                                                              ---------------------- -------------------- ---------------------
                                                               $               3,980 $            (2,799)  $              1,181
                                                              ====================== ==================== =====================

             The amortization of intangible assets for the three months ended June 30, 2004 and 2003 was $332,000 and $332,000, respectively.

         The estimated future amortization of intangible assets for the remaining nine months ending March 31, 2005 is $849,000.

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

                                                                                       Three months ended
                                                                                            June 30
                                                                                  June 2004             June 2003
                                                                             -------------------   -------------------
Net loss as reported:                                                        $           (2,621)   $           (5,366)
Add: stock-based employee compensation expense included in
 reported net loss under APB No. 25                                                          11                   106
Deduct:  total employee stock-based compensation
 determined under fair value based method for all
 awards, net of related tax effects                                                        (181)                 (121)
                                                                             -------------------   -------------------
Pro forma net loss                                                           $           (2,791)   $           (5,381)
                                                                             ===================   ===================
Basic and diluted net loss per share:
 As reported                                                                 $            (0.08)   $            (0.17)
 Pro forma                                                                   $            (0.09)   $            (0.17)


NOTE 9.  SEGMENT AND GEOGRAPHIC INFORMATION

         The Company has determined that it has one reportable business segment: the sale of yield optimization software and services used in the design, fabrication and testing of semiconductors and flat panel displays.

         The following is a geographic breakdown of the Company's revenues by destination for the following periods (in thousands):

                               June 30, 2004       June 30, 2003
                            -----------------   -----------------
United States               $           1,155   $           1,155
Japan                                     416                 284
Rest of Asia                            1,552                 593
Rest of the world                          38                  40
                            -----------------   -----------------
Total                       $           3,161   $           2,072
                            =================   =================

         For the three months ended June 30, 2004, the Company derived revenue from five customers which comprised 18%, 18%, 14%, 14% and 11% of the Company's total revenues, respectively.

         For the three months ended June 30, 2003, the Company derived revenue from two customers which comprised 34% and 18% of the Company's total revenues, respectively.

NOTE 10.  GUARANTEES AND INDEMNIFICATIONS

         FASB issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." The Company adopted the recognition and measurement provisions prospectively to guarantees issued or modified after December 31, 2002. The following is a summary of the agreements that the Company has determined are within the scope of FIN 45:

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

         To limit the Company's exposure to indemnification claims by directors and officers, the Company obtained in July 2001 four directors and officers liability insurance policies with aggregate limits of $20 million. The validity of these policies is being contested with respect to coverage for the Company, Mr. Lepejian (the Company's former President and Chief Executive Officer), and other of the Company's current and former directors and officers. In February 2003, the Company obtained two new directors and officers' liability insurance policies with aggregate policy limits of $10 million which were renewed in February 2004. These two new policies exclude claims relating to prior acts, including the acts giving rise to the previous restatement of the Company's financial statements.

         Certain of the Company's current and former directors and officers have been named as defendants in the litigation described in Note 2. Furthermore, one or more of the Company's former officers have given testimony in connection with investigations being conducted by the SEC and the Department of Justice. Except for our former Chief Financial Officer, who has requested advancement of expenses in connection with her deposition before the SEC, no other directors or former officers have requested indemnification from the Company. However, if the Company is unable to settle its litigation, it expects all of the defendant directors and officers will demand indemnification and advancement of expenses under their respective indemnification agreements. Because management is not currently able to evaluate the likelihood of an unfavorable outcome or an estimate of the amount or range of potential loss, management cannot determine the estimated fair value of these obligations and, accordingly, the Company has recorded no liability for these obligations at March 31, 2004 or June 30, 2004.

         The Company is also obligated to provide indemnification to the underwriters in its initial public offering pursuant to an Underwriting Agreement, dated July 30, 2001, by and among the Company, UBS Warburg LLC, Dain Rauscher Wessels, Wit SoundView Corporation and Adams Harkness & Hill, Inc., as representatives of the several underwriters (the "Underwriting Agreement"). In October 2002, UBS Warburg was named as a defendant in a lawsuit relating to the Company's issuance of stock in the acquisition of Covalar Technologies Group, Inc. Pursuant to the Underwriting Agreement, UBS Warburg demanded that the Company indemnify it in connection with this matter and advance its litigation expenses. While the Company had obtained insurance to cover its obligation to indemnify and advance UBS Warburg's expenses, its insurers have raised certain defenses to coverage. Even if coverage is afforded, however, coverage for these indemnification obligations is subject to a sub-limit of $1,000,000. Because management is not currently able to evaluate the likelihood of an unfavorable outcome or an estimate of the amount or range of potential loss, management cannot determine the estimated fair value of these obligations and, according, the Company has recorded no liability for these obligations at March 31, 2004 or June 30, 2004.

         The Company includes standard intellectual property indemnification clauses in its software license agreements. Pursuant to these provisions, HPL holds harmless and agrees to defend the indemnified party, generally HPL's business partners and customers, in connection with certain patent, copyright or trade secret infringement claims by third parties with respect to HPL's products. The term of the indemnification provisions is generally for the term of the license agreement and the applicable statute of limitations. The Company believes the estimated fair value of these obligations is minimal. HPL has recorded no liabilities for these obligations as of March 31, 2004 or June 30, 2004 and has never had to make a payment under such indemnification provisions.

         The Company generally warrants that its software products will perform in all material respects in accordance with its standard published specifications in effect at the time of delivery of the licensed products to the customer for a period of 90 days following delivery. If necessary, HPL would provide for the estimated cost of product warranties based on specific warranty claims and claim history. The Company has incurred no significant expense under its product warranties to date and, as a result, the Company believes the estimated fair value of these warranties is minimal. The Company has recorded no liabilities for these warranties as of March 31, 2004 or June 30, 2004.

NOTE 11.  RECENT ACCOUNTING PRONOUNCEMENTS

         In March 2004 the Emerging Issues Task Force ("EITF") reached a final consensus on Issue 03-06. Issue 03-06 addressed a number of questions regarding the computation of earnings per shares ("EPS") by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the Company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating EPS. It clarifies what constitutes a participating security and how to apply the two-class method of computing EPS once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. Issue 03-06 is effective for the first fiscal period beginning after its issuance. During the quarter ended June 30, 2004, we adopted Issue 03-06 and the adoption did not have any material effect on our financial position or results of operations.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Certain parts of this Quarterly Report on Form 10-Q, including the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Legal Proceedings," may contain forward-looking statements that involve risks and uncertainties. Statements that are not historical fact are forward-looking statements within the meaning of the Federal securities laws. These statements are based on current expectations, estimates and projections about the industries in which we operate and management's beliefs, and assumptions. Specifically, any resolution of pending litigation matters, the amount and timing of future sales, research and development expenses and results, industry demand, and competitive pressures could vary greatly and affect the results of operations. Readers should refer to the information under the caption "Risk Factors" in this Quarterly Report concerning certain factors that could cause our actual results to differ materially from the results anticipated in such forward-looking statements and in our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission.

OVERVIEW

         We provide comprehensive yield-optimization solutions to the semiconductor industry and flat-panel display manufacturers. We license our software products and sell related services through our direct sales force, distributors and sales agents.

         From July 2002 until today, as a result of our investigation into financial and accounting irregularities which ultimately lead to a restatement of our financial statements for the years ended March 31, 2001 and 2002, and the litigation discussed above in Note 2 to the Condensed Consolidated Financial Statements, we experienced a significant period of transition. In our year ending March 31, 2003, senior management was focused on determining the impact of the financial restatement on our business going forward, integrating previously acquired businesses and cutting costs to reflect the level of sales activities we were experiencing. In our year ended March 31, 2004, we began to hire a new management team, filling five senior positions with the hiring of a new Chief Executive Officer, Senior Vice President of Sales, Vice President of Software Development, Vice President of Marketing and Vice President of Business Development. With the new management team in place, we have shifted our focus and resources to better integrate our yield analysis software capabilities with our TestChip solutions to more effectively compete in the DFM market segment. This has resulted in a decrease in our revenue in the year ended March 31, 2004 from the year ended March 31, 2003. Since going public in 2001, we have not achieved profitability on a quarterly or annual basis. At June 30, 2004 we had $8.3 million in cash, cash equivalents and short term investments and an accumulated deficit of $100.7 million. As we continue to strive to build our customer base and further develop new products, we expect to continue to incur net operating losses at least through our year ending March 31, 2005. We will need to generate significantly higher revenues in order to support research and development, sales and marketing and general and administrative expenses, and to achieve and maintain profitability. Our ability to generate higher revenues may continue to be impacted by our litigation, the capital spending trends of our potential and current customers in the semiconductor industry, the lead time to get our new products to market and our ability to compete in our market segment. See "Liquidity and Capital Resources" below.

         In the three months ended June 30, 2004 and 2003, a relatively small number of customers accounted for a large portion of our revenue, and the composition of these customers' changes from period to period. This is because our products have a lengthy sales cycle and are characterized by large license fees or engagement contracts. During the three months ended June 30, 2004 and 2003, five and two customers accounted for 75% and 52% of our revenues, respectively.

CRITICAL ACCOUNTING POLICIES

         The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect our reported assets, liabilities, revenues and expenses, and our related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, goodwill and identifiable, separately recorded intangible assets, litigation, contingent liabilities and income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Our estimates then form the basis of judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

         At March 31, 2003, we performed Step 1 as of March 31, 2003 and determined that goodwill was impaired. We then performed Step 2 and determined that a $30.6 million impairment charge was required in the three months ended March 31, 2003. We continued to test for impairment on an annual basis and determined that there was no impairment in goodwill at March 31, 2004 or June 30, 2004.

Litigation

         Management's estimated range of liability related to some of the pending litigation is based on claims for which our management can estimate the amount and range of loss. Because of the uncertainties related to our insurance coverage and indemnification obligations we have provided to various parties who are defendants and the amount and range of potential losses, if any, related to litigation, management is currently unable to make a reasonable estimate of the total liability that could result from an unfavorable outcome of all of the litigation. As of March 31, 2004, we had tentatively settled the Securities Class Action and the Covalar Action. These settlements require the Company to issue 7 million shares of HPL common stock which have been valued in a manner consistent with our calculation for the impairment of goodwill at $7.9 million. As of June 30, 2004, we determined that it was probable and reasonably estimable that we would incur an additional $1.2 million charge for other settlement expenses. This additional liability was calculated by utilizing a valuation based on both the income and market approaches as of June 30, 2004, consistent with the Company's assessment of goodwill impairment. Accordingly, we have accrued these costs in our financial statements as of March 31, 2004 and June 30, 2004. This liability will be revalued quarterly until the effective date of the settlements. As additional information becomes available on our other pending litigation, we will assess the potential liability related to these matters and create and/or revise our estimates. Such revisions in estimates of the potential liability could materially impact our results of operation and financial condition. Any resolution of the litigation could materially affect our financial resources and liquidity. See "Liquidity and Capital Resources" below.

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

RECENT ACCOUNTING PRONOUNCEMENTS

         In March 2004 the Emerging Issues Task Force ("EITF") reached a final consensus on Issue 03-06. Issue 03-06 addressed a number of questions regarding the computation of earnings per shares ("EPS") by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the Company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating EPS. It clarifies what constitutes a participating security and how to apply the two-class method of computing EPS once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. Issue 03-06 is effective for the first fiscal period beginning after its issuance. During the quarter ended June 30, 2004, we adopted Issue 03-06 and the adoption did not have any material effect on our financial position or results of operations.

         On March 31, 2004, the FASB issued a proposed Statement, "Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95," that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or, liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. The proposed statement would eliminate the ability to account for share-based compensation transactions using Accounting Principles Board, or APB, Opinion No. 25, "Accounting for Stock Issued to Employees," and generally would require that such transactions be accounted for using a fair-value-based method and recognized as expenses in our consolidated statement of income. The proposed standard would require the modified prospective method be used, which would require that the fair value of new awards granted from the beginning of the year of adoption plus unvested awards at the date of adoption be expensed over the vesting period. In addition, the proposed statement encourages companies to use the "binomial" approach to value stock options, which differs from the Black-Scholes option pricing model that we currently use to determine the fair value of our options. The proposed standard is recommending that the effective date for public companies be fiscal years beginning after December 15, 2004. The changes under this proposed standard will not have a material impact upon our financial position or cash flows, but may have a material impact on our results of operations, depending on the amount of stock options we grant in future periods.

RESULTS OF OPERATIONS

Comparison of the three months ended June 30, 2004 and 2003

         Revenues. Total revenues increased to $3.2 million in the three months ended June 30, 2004 from $2.1 million in the three months ended June 30, 2003, or an increase of 53%. Our sales cycle for the license of our software products has historically been very long as our customers spend a significant amount of time evaluating our products. The increase in revenue is primarily due to the completion of integration and installation of our products. Customer purchase orders typically include integration and installation services and acceptance criteria. As such, we defer a significant amount of our license revenue until integration and installation services are complete, rights of return lapse and final acceptance occurs. The amount of our license revenue is currently at levels that have resulted in no meaningful trend from period to period, and our ability to sell our products in the future may be adversely affected by our pending lawsuits.

         Our revenues in all periods were highly concentrated, with 75% of total revenues in the three months ended June 30, 2004 coming from five customers, and 52% of total revenues in the three months ended June 30, 2003 coming from two customers.

         Software license revenue increased to $1.4 million in the three months ended June 30, 2004 from $141,000 in the three months ended June 30, 2003. The increase in our license revenue during the three months ended June 30, 2004 is primarily due to the completion of integration and installation of our products at three customer sites.

         Consulting services, maintenance and other revenues decreased slightly to $1.8 million in the three months ended June 30, 2004, down from $1.9 million in the three months ended June 30, 2003, or a decrease of 7%. The decrease was due to customer delays in providing layout design specifications necessary for certain consulting services and due to our shifting from low-margin, higher-volume consulting services to high-margin, lower-volume consulting services.

         Gross profit. As a percentage of revenues, gross profit increased to 75% for the three months ended June 30, 2004 from 60%, for the three months ended June 30, 2003. The increase in gross profit percentage is a result of higher margin license sales in the three months ended June 30, 2004 versus the three months ended June 30, 2003. Gross profit has been and will continue to be affected by a variety of factors, the most important of which is the relative mix of revenues among software licenses, maintenance fees and consulting services.

         Research and development. Research and development expenses represented 50% of revenues in the three months ended June 30, 2004, compared to 89% of revenues in the three months ended June 30, 2003. Actual costs decreased to $1.6 million for the three months ended June 30, 2004 down from $1.8 million for the three months ended June 30, 2003 primary due to headcount decrease in the research and development group. Salaries and related benefits of research and development engineers represent the single largest component of our research and development expenses. We expect our research and development expenses to remain relatively stable for the foreseeable future.

         Sales, general and administrative. Sales, general and administrative expenses for the three months ended June 30, 2004 were $2.1 million, or 66% of revenues, compared to $4.4 million, or 212% of revenues in the three months ended June 30, 2003. The decrease in costs was primarily due to decreases in staff as a result of our cost cutting measures in the amount of approximately $720,000 and lower professional fees associated with our pending litigation in the amount of approximately $1.2 million.

         Stock-based compensation. Stock-based compensation expense for the three months ended June 30, 2004 decreased to $11,000, compared with $106,000 for the three months ended June 30, 2003. The decrease was primary a result of reversing previously expensed stock-based compensation that was being amortized on an accelerated basis but that was not earned by certain terminated employees during the three months ended June 30, 2004.

         Amortization of intangible assets. Amortization of intangible assets was $332,000 in the three months ended June 30, 2004 and June 30, 2003. The estimated quarterly amortization of intangible assets will be $332,000 for the next two quarters and $185,000 in the quarter ending March 31, 2005.

         Interest income (expense) and other, net. Interest income, net of interest and other expenses for the three months ended June 30, 2004, was $58,000, compared to $49,000 for the three months ended June 30, 2003. This increase was due to lower interest payments under the capital leases offset by less interest income from lower average balances of cash, cash equivalents and short-term investments during the three months ended June 30, 2004.

         Provision for income taxes. In the three months ended June 30, 2004 and 2003, we incurred operating losses for which we have recorded valuation allowances for the full amount of our net deferred tax assets, because the future realization of the deferred tax assets was not likely as of June 30, 2004 and 2003. Our income tax benefit of $149,000 in the three months ended June 30, 2004 was primarily due to a tax refund resulting from filing an amended income tax return for the prior year. Part of the tax refund was recorded as an income tax benefit in the amount of $156,000.

LIQUIDITY AND CAPITAL RESOURCES

         Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary if we are unable to continue as a going concern. We have experienced net losses and negative cash flows since going public in July 2001 and, as of June 30, 2004, we had an accumulated deficit of $100.7 million. We expect to have a net operating loss in our year ending March 31, 2005. For the three months ended June 30, 2004 cash used in operations and to fund capital expenditures was $1.9 million. Such conditions raise doubt about our ability to continue as a going concern unless we increase our revenues or raise additional capital. At June 30, 2004, we had approximately $8.3 million in cash and cash equivalents and short-term investments. Our current operating plan for the year ending March 31, 2005 projects that cash available from planned revenue combined with the $8.3 million in cash and cash equivalents and short-term investments on hand at June 30, 2004 will be adequate to fund operations through March 31, 2005. There can be no assurance that the current cash and short-term investments on hand combined with the projected revenues will be adequate to sustain operations through March 31, 2005. Our future cash position will be adversely affected by slow or diminished revenue growth, research and development expenses, additional sales and marketing costs and higher general and administrative expenses, such as professional fees associated with the litigation. If additional funds are required, there is no assurance that the Company will be able to raise such funds on term acceptable to the Company, or at all, until all of our pending litigation discussed in Note 2 to our Condensed Consolidated Financial Statements is resolved.

         Net cash used in operating activities was $1.6 million for the three months ended June 30, 2004, compared to $3.4 million used in operating activities for the three months ended June 30, 2003, mainly due to a lower operating loss during the three months ended June 30, 2004

         Net cash used in investing activities was $764,000 for the three months ended June 30, 2004, compared to $7.3 million used in operating activities for the three months ended June 30, 2003. The cash used in investing activities for the three months ended June 30, 2003 consisted primarily of the purchase of marketable securities in the amount of $7.1 million.

         Net cash used in financing activities was $39,000 for the three months ended June 30, 2004. Net cash used in financing activities was $1.6 million for the three months ended June 30, 2003, mainly due to the repayment of our $1.5 million convertible debenture and $121,000 in payments of capital lease obligations.

         We have commitments that will expire at various times through 2007. We lease offices and certain property and equipment under non-cancelable operating leases that will expire in 2007 with certain renewal options. Otherwise, we have no other significant contractual obligations or commitments that were not recorded in our financial statements. At June 30, 2004, a summary of our contractual commitments is as follows:

                                                                 Payment Due by Fiscal Year
                                         Total         2005          2006          2007        2008         2009
                                       -----------------------------------------------------------------------------
Capital Lease Obligation               $      96     $      56     $      27     $      13    $     -     $       -
Rent Obligation                            2,098         1,030         1,048            20
                                       -----------------------------------------------------------------------------
Total                                  $   2,194     $   1,086     $   1,075     $      33    $     -     $       -
                                       =============================================================================

         Overall, we used $2.0 million of cash, cash equivalents, and short-term investments during the three months ended June 30, 2004. Although we are targeting operating cash flow breakeven by the end of our year ending March 31, 2005, we estimate that we will continue to use cash through our year ending March 31, 2005 to fund operating losses.

         We believe our current cash and cash equivalents, our short-term investments, and our cash flows from operations will be sufficient to meet our cash requirements and fund our current operations through at least March 31, 2005. Our future cash position will be adversely affected by slow or diminishing sales, research and development expenses, sales and marketing costs and higher general and administrative expenses, such as professional fees associated with our pending litigation. If additional funds are required, there is no assurance that the Company will be able to raise such funds on terms acceptable to the Company, or at all, until all of our pending litigation discussed in Note 2 to our Condensed Consolidated Financial Statements is resolved.

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

         We are currently attempting to settle our pending litigation matters and, in an effort to preserve operating capital, we expect to issue shares of common stock to the plaintiffs in these actions. We recently entered into tentative settlements in the Securities Class Action and the Covalar Action whereby we have agreed to issue approximately 7 million shares of common stock to the plaintiffs. Any settlement of our other pending litigation matters will likely result in additional stock issuances, which could be dilutive to our existing stockholders and could depress our stock price.

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

         Our stock is currently traded in the over the counter market or "pink sheets." Stocks trading in this market typically suffer significantly lower volume (liquidity) and lower share prices. As a result, you may have difficulty selling shares of our stock and larger sales effected over the pink sheets could significantly depress our stock price.

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

         Because our yield optimization software and services are often unfamiliar to our prospective customers, it can take a significant amount of time and effort to explain the benefits of our products. This means that we may spend substantial time and management attention on potential licenses that are not consummated, thereby foregoing other opportunities. In addition, due to the nature of fabrication facility deployment and the extended time required to bring a fabrication facility to full capacity, capital expenditures vary greatly during this time. Accordingly, we may be unable to predict accurately the timing of any significant future sales of software licenses, which has significantly affected, and will continue to significantly affect quarterly operating results. Additional factors that could cause our revenues and operating results to vary from period to period include:

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

         We incurred $7.9 million in charges related to our estimated cost of settling the Securities Class Action and Covalar Action based on the estimated value of the 7 million shares of our stock we have agreed to issue. We may incur additional charges related to settling these matters as we revalue the accrual for issuances quarterly until the shares are actually issued.

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

         In connection with our effort to streamline operations, reduce costs and bring our staffing and structure in line with industry standards, we restructured our organization in September 2002 and September 2003, with substantial reductions in our workforce. There have been and may continue to be substantial costs associated with the workforce reductions, including severance and other employee related costs, and our restructuring plan may yield unanticipated consequences, such as attrition beyond our planned reduction in workforce. As a result of these reductions, our ability to respond to unexpected challenges may be impaired and we may be unable to take advantage of new opportunities.
                                       26

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

Interest Rate Risk

         We invest excess cash in debt instruments of the U.S. Government and its agencies, and in high quality corporate issuers and, limit the amount of credit exposure to any one issuer. Our investments in fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates. We believe that a change in long-term interest rates would not have a material effect on our business, financial condition results of operations or cash flow. Our cash and cash equivalents consist of cash and highly liquid money market instruments with original or remaining maturities of 90 days or less. Because of the short maturities of these instruments, a sudden change in market interest rates would not have a material impact on the fair value of the portfolio, but it may cause the amount of income we derive to vary significantly from period to period. A hypothetical 10% increase in interest rates would result in an approximate $9,000 decrease in the fair value of our available-for-sale securities as of June 30, 2004.

Foreign Exchange Risk

         Our foreign sales are primarily denominated in U.S. dollars and, as a result, we have relatively little exposure to foreign currency exchange risk with respect to revenues. Our sales through our Japanese subsidiary, which represented approximately 4% of total revenues for the three months ended June 30, 2004, are denominated in Yen. A 10% adverse change in Yen exchange rates would not have had a material impact on revenues for the three months ended June 30, 2004. Additionally, our exposure to foreign exchange rate fluctuations arises in part from inter-company accounts which can be denominated in the functional currency of the foreign subsidiary. As exchange rates vary when the accounts are translated, results may vary from expectations and adversely impact earnings. The effect of foreign exchange rate fluctuations for the three months ended June 30, 2004 was not material.

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

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a) Exhibits:

Exhibit
Number                             Description
-------  -----------------------------------------------------------------------

31.1  Certification  pursuant to Section 302 of the  Sarbanes-Oxley  Act of 2002
31.2  Certification  pursuant to Section 302 of the  Sarbanes-Oxley  Act of 2002
32.1  Certification  pursuant to Section 906 of the  Sarbanes-Oxley  Act of 2002
32.2  Certification  pursuant to Section 906 of the  Sarbanes-Oxley  Act of 2002

(b) Reports on Form 8-K:

         The Registrant filed a Current Report on Form 8-K on June 24, 2004, reporting the sale of approximately 6.2 million shares of common stock.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          HPL Technologies, Inc.


Date:  August 13, 2004                    By:     /s/ CARY D. VANDENBERG

                                          --------------------------------------
                                          Cary D. Vandenberg
                                          President and Chief Executive Officer

         EXHIBIT INDEX


Exhibit
Number                                   Description
------  -----------------------------------------------------------------------

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

Date:  August 13, 2004


/s/ Cary D. Vandenberg
------------------------------
Cary D. Vandenberg
President and Chief Executive Officer

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

Date:  August 13, 2004


/s/ Michael P. Scarpelli
--------------------------------
Michael P. Scarpelli
Chief Financial Officer

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


Date:   August 13, 2004
                                         /s/ CARY D. VANDENBERG

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


Date:   August 13, 2004
                                          /s/ Michael P. Scarpelli

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