Form 10-Q
period 2004-09-30
HPL TECHNOLOGIES INC
filed 2004-11-12
CIK 1121980

================================================================================
                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ------------------
                                    FORM 10-Q

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

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

              Securities registered under Section 12(g) of the Act:
                         Common Stock, $0.001 Par Value
                           --------------------------
         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 under the Securities Exchange Act of 1934)
Yes |_| No |X|

         As of October 31, 2004, the registrant had outstanding 31,292,684 shares of common stock.




================================================================================

                                TABLE OF CONTENTS



                         PART I - FINANCIAL INFORMATION

Item 1        Condensed Consolidated Financial Statements (unaudited):

              Condensed Consolidated Statements of Operations for the three months and six months
              ended September 30, 2004 and 2003................................................................................    3

              Condensed Consolidated Balance Sheets as of September 30, 2004 and March 31, 2004................................    4

              Condensed Consolidated Statements of Cash Flow for the six months ended September 30, 2004 and 2003..............    5

              Notes to Condensed Consolidated Financial Statements.............................................................    6

Item 2        Management's Discussion and Analysis of Financial Condition and Results of Operations............................   14

Item 3        Quantitative and Qualitative Disclosures about Market Risk.......................................................   27

Item 4        Controls and Procedures..........................................................................................   29

                           PART II - OTHER INFORMATION

Item 1        Legal Proceedings................................................................................................   31

Item 2        Unregistered Sales of Equity and Use of Proceeds.................................................................   31

Item 6        Exhibits and Reports on Form 8-K.................................................................................   31

PART I - FINANCIAL INFORMATION

ITEM 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             HPL Technologies, Inc.
                      Consolidated Statements of Operations
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                                           Three months ended              Six months ended
                                                                              September 30,                  September 30,
                                                                     ----------------------------   ----------------------------
                                                                          2004           2003            2004           2003
                                                                     -------------  -------------   -------------  -------------

Revenues:
  Software licenses                                                  $        294   $      1,876    $      1,652   $      2,017
  Consulting services, maintenance and other                                1,496          1,408           3,299          3,339
                                                                     -------------  -------------   -------------  -------------
Total revenues                                                              1,790          3,284           4,951          5,356
                                                                     -------------  -------------   -------------  -------------
Cost of revenues:
  Software licenses                                                             3              -              64              3
  Consulting services, maintenance and other                                  758            947           1,477          1,766
                                                                     -------------  -------------   -------------  -------------
Total cost of revenues                                                        761            947           1,541          1,769
                                                                     -------------  -------------   -------------  -------------
Gross profit                                                                1,029          2,337           3,410          3,587
                                                                     -------------  -------------   -------------  -------------
Operating expenses:
  Research and development (1)                                              1,727          1,546           3,317          3,382
  Sales, general and administrative (1)                                     2,250          3,917           4,326          8,301
  Legal settlement charges                                                      -              -           1,200              -
  Stock-based compensation                                                     12             22              23            128
  Amortization of intangible assets                                           332            332             664            664
                                                                     -------------  -------------   -------------  -------------
    Total operating expenses                                                4,321          5,817           9,530         12,475
                                                                     -------------  -------------   -------------  -------------
Loss from operations                                                       (3,292)        (3,480)         (6,120)        (8,888)
Interest income (expense) and other, net                                       34             47              92             96
                                                                     -------------  -------------   -------------  -------------
Net loss before income taxes                                               (3,258)        (3,433)         (6,028)        (8,792)
Provision for income taxes                                                      4              5            (145)            12
                                                                     -------------  -------------   -------------  -------------
Net loss                                                             $     (3,262)  $     (3,438)   $     (5,883)  $     (8,804)
                                                                     =============  =============   =============  =============

Net loss per share-basic and diluted                                 $      (0.10)  $      (0.11)   $      (0.19)  $      (0.28)
                                                                     =============  =============   =============  =============

Shares used in per share calculations-basic and diluted                    31,275         31,222          31,275         31,017
                                                                     =============  =============   =============  =============

(1) Excludes the following stock-based compensation charges:

Research and development                                             $          4   $        (24)   $          6   $         22
Sales, general and administrative                                               8             46              17            106
                                                                     -------------  -------------   -------------  -------------
                                                                     $         12   $         22    $         23   $        128
                                                                     =============  =============   =============  =============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                       3

                             HPL Technologies, Inc.
                           Consolidated Balance Sheets
                      (In thousands, except per share data)

                                                                                              September 30,         March 31,
                                                                                                  2004                2004
                                                                                            ----------------   -----------------
                                                                                             (unaudited)
Current assets:
  Cash and cash equivalents                                                                 $         2,570    $          4,708
  Short-term investments                                                                              4,465               5,502
  Accounts receivable, net of allowances of $100 and $100, respectively                               1,063               2,888
  Unbilled accounts receivable                                                                           64                   4
  Prepaid expenses and other current assets                                                             653                 940
                                                                                            ----------------   -----------------
Total current assets                                                                                  8,815              14,042
Property and equipment, net                                                                           1,166               1,308
Goodwill                                                                                             27,754              27,754
Other intangible assets, net                                                                            517               1,181
Other assets                                                                                            434                 580
                                                                                            ----------------   -----------------
Total assets                                                                                $        38,686    $         44,865
                                                                                            ================   =================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                          $         1,508    $          2,085
  Accrued liabilities                                                                                 6,344               6,579
  Deferred revenue                                                                                    1,409               1,894
  Capital lease obligations--current portion                                                             43                  91
                                                                                            ----------------   -----------------
Total current liabilities                                                                             9,304              10,649
Capital lease obligations--net of current portion                                                        23                  39
Legal settlement liability (Note 2)                                                                   9,100               7,900
Other liabilities                                                                                       106                 235
                                                                                            ----------------   -----------------
Total liabilities                                                                                    18,533              18,823
                                                                                            ----------------   -----------------

Contingencies and Commitments (Note 2)
Stockholders' equity :
  Preferred stock, $0.001 par value, 10,000 shares authorized, no shares issued
  and outstanding at September 30, 2004 and March 31, 2004                                                -                   -
  Common stock, $0.001 par value; 75,000 shares authorized; 31,275 shares issued
  and outstanding at September 30, 2004 and March 31, 2004                                               32                  32
  Additional paid-in capital                                                                        124,155             124,205
  Deferred stock-based compensation                                                                     (56)               (129)
  Accumulated deficit                                                                              (103,931)            (98,047)
  Accumulated other comprehensive loss                                                                  (47)                (19)
                                                                                            ----------------   -----------------
    Total stockholders' equity                                                                       20,153              26,042
                                                                                            ----------------   -----------------
Total liabilities and stockholders' equity                                                  $        38,686    $         44,865
                                                                                            ================   =================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                       4

                             HPL Technologies, Inc.
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                       Six months ended September 30,
                                                                     ----------------------------------
                                                                           2004              2003
                                                                     ---------------   ----------------

Cash flows from operation activities:
  Net loss                                                            $      (5,883)   $        (8,804)
      Adjustments to reconcile net loss to net cash used in
      operating activities:
         Depreciation and amortization                                        1,178              1,314
         Loss on disposal of property and equipment                               7                  -
         Legal settlement expense                                             1,200                  -
         Stock-based compensation                                                23                128
     Changes in assets and liabilities, net of effects from acquisitions:
         Accounts receivable                                                  1,825               (533)
         Unbilled accounts receivable                                           (60)               177
         Prepaid expenses and other current assets                              281                772
         Other assets                                                           146                 48
         Accounts payable                                                      (578)               594
         Accrued liabilities                                                    (98)               523
         Other liabilities                                                     (265)              (147)
         Deferred revenue                                                      (485)            (1,089)
                                                                     ---------------   ----------------
           Net cash used in operating activities                             (2,709)            (7,017)
                                                                     ---------------   ----------------

Cash flows from investing activities:
   Acquisition of property and equipment                                       (373)              (241)
   Sales (purchase) of short-term investments, net                            1,037             (4,959)
                                                                     ---------------   ----------------
     Net cash provided by (used in) investing activities                        664             (5,200)
                                                                     ---------------   ----------------
Cash flows from financing activities:
   Repayment of Convetible Debenture                                              -             (1,500)
   Issuance of Common Stock                                                       -                  9
   Principal payments on capital lease obligations                              (65)              (221)
                                                                     ---------------   ----------------
     Net cash used in financing activities                                      (65)            (1,712)
                                                                     ---------------   ----------------
   Effect of exchange rate changes on cash and cash equivalents                 (28)               (31)
                                                                     ---------------   ----------------

   Net decrease in cash and cash equivalents                                 (2,138)           (13,960)
   Cash and cash equivalents at beginning of period                           4,708             17,350
                                                                     ---------------   ----------------
   Cash and cash equivalents at end of period                        $        2,570    $         3,390
                                                                     ===============   ================

Supplemental disclosures of cash flow information:
   Interest paid                                                     $            4    $           179
   Income taxes paid                                                 $           15    $             2

    The accompany notes are an integral part of these condensed consolidated financial statements.

                             HPL Technologies, Inc.
         Notes to unaudited Condensed Consolidated Financial Statements


NOTE 1.  GENERAL

         HPL Technologies, Inc. ("HPL" or the "Company") provides comprehensive yield-optimization solutions to the semiconductor industry and flat-panel display manufacturers.

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business; and, accordingly, the financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company has experienced net losses and negative cash flows since going public in July 2001 and, as of September 30, 2004, had an accumulated deficit of $103.9 million. The Company expects to have a net operating loss in the year ending March 31, 2005. For the year ending March 31, 2004, cash used in operations and to fund capital expenditures was $9.7 million. Management's plans for the Company to continue as a going concern include increases in revenues or raising additional capital. At September 30, 2004, the Company had approximately $7.0 million in cash and cash equivalents and short-term investments. The Company's current operating plan for the year ending March 31, 2005 projects that cash available from planned revenue combined with the $7.0 million on hand at September 30, 2004 will be adequate to fund operations through March 31, 2005. Future capital requirements will be affected by slow or diminished revenue growth, additional research and development and sales and marketing costs, and higher general and administrative costs, including costs related to the litigation matters described in Note 2. There can be no assurances that the current cash on hand combined with the projected revenues will be adequate to sustain operations through March 31, 2005. If additional capital is required, there is no assurance that funds would be available to the Company or, if available, under terms that would be acceptable to the Company, and management is not certain that it will be able to raise additional capital until the litigation and other uncertainties described in
Note 2 are resolved.


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

         The Company has entered into a Stipulation of Settlement with the lead plaintiffs that resolves the Securities Class Action. Under the Stipulation, the Company would issue shares of common stock to the class. Final settlement is contingent on several conditions, including court approval. The motion for preliminary approval of the settlement was heard on November 4, 2004, and granted in an order issued on November 5, 2004. The court will consider the final approval of the settlement at a hearing on February 24, 2005.

         Former shareholders of Covalar Technologies Group, Inc., which was acquired by the Company in February 2002, brought suit in the District Court of Dallas County, Texas, against the Company's independent auditors and the managing underwriter in the Company's initial public offering, in connection with claims relating to the acquisition (the "Covalar Action"). On April 26, 2004, the Company and the Company's former President and Chief Executive Officer were named as defendants in this action. Subject to a reservation of rights, the Company has accepted the underwriter's request to indemnify the underwriter in connection with the Company's initial public offering and to advance expenses in this matter. While the Company had obtained insurance to cover its obligation to indemnify and advance expenses to the underwriter, its insurers have raised certain defenses to coverage. Even if coverage is afforded, however, coverage for these indemnification obligations is subject to a sub-limit of $1,000,000 and may be exhausted by payments of defense costs and settlements in the Securities Class Action. On June 3, 2004, an associate judge granted the auditors' and underwriter's motions for summary judgment. Plaintiffs' appeal of this ruling was heard on August 20, 2004 and is pending. On June 9, 2004, the Company's independent auditors filed a responsible third party petition against the Company and Company's former President and Chief Executive Officer. The third party petition does not seek affirmative relief but instead was filed for purposes of apportioning fault in jury findings. The Company has accepted service of the third party petition. On July 14, 2004, defendant UBS Securities LLC ("UBS") filed a similar third party petition against the Company and Company's former President and Chief Executive Officer. The Company has also agreed to accept service of UBS' third party petition. The Company's responses to the third party petitions have been extended.

         On July 13, 2004 the Company signed a settlement and release agreement with the plaintiffs in the Covalar Action pursuant to which the Company has issued the plaintiffs additional shares of common stock, which have been placed in escrow pending the final approval of the settlement in the Securities Class Action. Plaintiffs filed a motion to dismiss the Company without prejudice on October 29, 2004.

         Based on the terms of the above settlements, the Company determined that a liability related to the Securities Class Action and the Covalar Action was probable and that the value was reasonably estimable. Accordingly, the Company recorded a non-cash long term liability of approximately $7.9 million in its consolidated financial statements as of March 31, 2004, representing management's estimate of the value of the 7 million new shares of common stock that the Company has agreed to issue under the Securities Class Action and Covalar Action settlements. This liability was calculated by utilizing a valuation based on both the income and market approaches as of March 31, 2004, consistent with the Company's assessment of goodwill impairment. This liability will be revalued quarterly until the actual effective date of the settlements. There was no change in the revalued amount from March 31, 2004.

         On May 22, 2003, five former shareholders of FabCentric, Inc., which was acquired by the Company in December 2001, sued the Company, the Company's former President and Chief Executive Officer and former Chief Financial Officer, and the Company's independent auditors in a lawsuit pending in Superior Court in the County of Santa Clara, California (the "FabCentric Action"). This lawsuit alleges claims for fraud, negligent misrepresentation, breach of warranties and covenants, breach of contract, and negligence, and seeks rescission or, alternatively, damages, costs and expenses. On October 31, 2003, the plaintiffs filed an amended complaint adding the managing underwriter in the Company's initial public offering and the Company's current Chief Financial Officer as defendants. On October 12, 2004, the Court heard the demurrers of the Company, the underwriters, the auditors, the Company's former CEO and the Company's former CFO. The Court sustained in part with leave to amend and overruled in part the Company's demurrer, overruled the auditors' demurrer, and sustained the other defendants' demurrers with leave to amend. Plaintiffs filed an amended complaint on November 1, 2004. A case management conference has been scheduled for January 11, 2005.

        The Company is also a nominal defendant in consolidated stockholder derivative lawsuits pending in Superior Court in the County of Santa Clara, California. These lawsuits, which were filed between July 31, 2002 and December 31, 2002, assert derivative claims on behalf of the Company against certain current and former officers and directors of the Company and the Company's independent auditors. The consolidated complaint asserts claims for insider trading, breach of fiduciary duties, breach of contract, professional negligence and unjust enrichment, and seek damages suffered by the Company, treble damages for the sale of shares, costs and expenses of these actions and such other relief as the court may deem appropriate. The parties have reached an agreement in principle to settle these derivative actions and are preparing a stipulation of settlement. The parties have stipulated to extend the time to respond to the consolidated derivative complaint until December 29, 2004.

        Additionally, Twin City Fire Insurance Company (the Company's first-layer excess "D&O" insurance carrier) filed a declaratory relief action on October 6, 2003, in Superior Court in the County of Santa Clara, California, against the Company, its former President and Chief Executive Officer, its former Chief Financial Officer, and other former and current officers and directors of the Company seeking a determination that no coverage is afforded the defendants under Twin City's policy, which follows form to the Company's primary D&O policy issued by Executive Risk Indemnity Inc. Executive Risk has already agreed to pay its policy limits for the Securities Class Actions, exhausting the limits of the Company's primary D&O policy. The Company filed a Second Amended Cross-Complaint on September 29, 2004 in the Twin City action, seeking a declaration that Twin City and the Company's other excess D&O insurance carriers, National Union and St. Paul, are obligated to indemnify the Company for losses in connection with the Securities Class Actions and related litigation and that Twin City has breached its insurance contract by not paying the defendants' defense expenses on a current basis.

         On June 21, 2004, the Superior Court granted Twin City's unopposed motion to file a Third Amended Complaint alleging two additional declaratory-relief causes of actions based on two policy exclusions. On June 29, 2004, the Company demurred to and moved to strike Twin City's Third Amended Complaint. On July 20, 2004, the Santa Clara Superior Court denied the Company's motions, effectively holding that it was premature to address the merits of Twin City's insurance coverage allegations. HPL answered the Third Amended Complaint on August 20, 2004 and asserted several affirmative defenses against Twin City. The Company intends to continue to oppose the claims made in the Third Amended Complaint and to seek coverage under Twin City's policy.

         As of September 30, 2004, the company has accrued $9.1 million for the above matters. Except as noted above, these matters are in the early stages of litigation and accordingly they may ultimately be resolved on a basis different than currently estimated. Because many factors that enter into the ultimate resolution of these matters are not within the Company's control, the Company is not able to estimate the maximum potential financial exposure related to these matters. Any adverse resolution of the aforementioned litigation could have a material effect on the Company's financial condition, results of operations or cash flows.


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

         The total number of shares excluded from the calculation of diluted net loss per share is detailed in the table below (in thousands):

                                             Three months ended            Six months ended,
                                                September 30,                September 30
                                        -------------------------------------------------------
                                             2004           2003          2004         2003
                                        -------------  -------------  ------------ ------------

     Outstanding stock options                 7,168          7,876         7,168        7,876
     Shares issuable under warrants                -            138             -          138
                                        -------------  -------------  ------------ ------------
     Total                                     7,168          8,014         7,168        8,014
                                        =============  =============  ============ ============

NOTE 4.  CONCENTRATION OF CREDIT RISK

         Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents, short-term investments, unbilled receivables, accounts receivable and a note receivable. Cash and cash equivalents are deposited with financial institutions that management believes are credit worthy. The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral from its customers. At September 30, 2004, the Company's top four customers accounted for 23%, 23%, 11 %, and 10% of the Company's accounts receivable and unbilled receivables combined. At September 30, 2003, the Company's top four customers accounted for 17%, 13%, 11% and 10% of the Company's accounts receivable and unbilled receivables combined.

NOTE 5.  COMPREHENSIVE LOSS

         Other comprehensive loss consists of gains and losses that are not recorded in the statements of operations but instead are recorded directly to stockholders' equity. For the three and six months ended September 30, 2004, comprehensive loss was $ 3.2 million and $ 5.9 million, respectively. The difference between net loss and comprehensive loss for the three and six months ended September 30, 2004, is the result of foreign currency translation gains and losses and the net unrealized gains and losses on available for sale securities in the aggregate amount of net gain of $20,000 and net loss of $28,000, respectively.

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

NOTE 6.  ACCRUED LIABILITIES

         Accrued liabilities consist of the following (in thousands):

                                                                                September 30, 2004        March 31, 2004
                                                                              ------------------------------------------------

Payroll and related expenses                                                   $              664        $            888
Professional fees                                                                             615                     528
Other accrued expenses                                                                        730                     828
Amounts received from HPL's former Chief Executive Officer                                  4,335                   4,335
                                                                              ------------------------  ----------------------
                                                                               $            6,344        $          6,579
                                                                              ========================  ======================


        Although the amounts received from HPL's former Chief Executive Officer are included in accrued liabilities, the Company does not expect it will be required to repay this sum because the Company believes it has offsetting claims against this individual.


NOTE 7.  INTANGIBLE ASSETS

         Intangible assets consist of the following (in thousands):


                                                                     September 30, 2004
                                                  -----------------------------------------------------------
                              Amortization          Gross Carrying       Accumulated           Net Carrying
                                 Period                 Amount           Amortization             Amount
                          ---------------------   ----------------    ------------------    -----------------
Existing technology             3 years            $         2,760     $         (2,395)     $           365
Modular library                 3 years                      1,220               (1,068)                 152
                                                  -----------------   ------------------    -----------------
                                                   $         3,980     $         (3,463)     $           517
                                                  =================   ==================    =================

                                                                        March 31, 2004
                                                  -----------------------------------------------------------
                              Amortization          Gross Carrying        Accumulated          Net Carrying
                                 Period                 Amount            Amortization            Amount
                          ---------------------   -----------------   ------------------    ----------------

Existing technology             3 years            $         2,760     $         (1,935)     $           825
Modular library                 3 years                      1,220                 (864)                 356
                                                  -----------------   ------------------    -----------------
                                                   $         3,980     $         (2,799)     $         1,181
                                                  =================   ==================    =================

       The amortization of intangible assets for the six months ended September 30, 2004 and 2003 was $664,000 and $664,000, respectively.

         The estimated future amortization of intangible assets for the remaining six months ending March 31, 2005 is $517,000.


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

                                                                           Three months ended           Six months ended
                                                                              September 30,               September 30,
                                                                          2004          2003          2004           2003
                                                                       ------------  ------------  ------------   ------------
Net loss as reported:                                                  $    (3,262)  $    (3,438)  $    (5,883)   $    (8,804)
Add: stock-based employee compensation expense included in
 reported net loss under APB No. 25                                             12            22            23            128
Deduct:  total employee stock-based compensation
  determined under fair value based method for all
  awards, net of related tax effects                                          (165)           11          (347)          (110)
                                                                       ------------  ------------  ------------   ------------
Pro forma net loss                                                     $    (3,415)  $    (3,405)  $    (6,207)   $    (8,786)
                                                                       ============  ============  ============   ============
Basic and diluted net loss per share:
  As reported                                                          $     (0.10)  $     (0.11)  $     (0.19)   $     (0.28)
  Pro forma                                                            $     (0.11)  $     (0.11)  $     (0.20)   $     (0.28)

NOTE 9.  SEGMENT AND GEOGRAPHIC INFORMATION

         The Company has determined that it has one reportable business segment: the sale of yield optimization software and services used in the design, fabrication and testing of semiconductors and flat panel displays.


         The following is a geographic breakdown of the Company's revenues by destination for the following periods (in thousands):

                          Three months ended             Six months ended
                            September 30,                  September 30,
                      -------------------------    ----------------------------
                          2004         2003             2004           2003
                      ------------ ------------    --------------  ------------
     United States     $      527   $      683      $      1,708    $    1,838
     Japan                    487        1,963               903         2,247
     Rest of Asia             703          304             2,230           897
     Rest of the world         73          334               110           374
                      ------------ ------------    --------------  ------------
     Total             $    1,790   $    3,284      $      4,951    $    5,356
                      ============ ============    ==============  ============

        For the three months and six months ended September 30, 2004, the Company derived revenue from two and four customers, which comprised 26% and 55% of the Company's total revenues, respectively.

         For the three and six months ended September 30, 2003, the Company derived revenue from its Japanese distributor and two end-user customers, which comprised 45% and 45% of the Company's total revenues, respectively.

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

         To limit the Company's exposure to indemnification claims by directors and officers, the Company obtained in July 2001 four directors and officers liability insurance policies with aggregate limits of $20 million. The validity of these policies is being contested with respect to coverage for the Company, Mr. Lepejian,, the Company's former President and Chief Executive Officer, and other of the Company's current and former directors and officers. In February 2003, the Company obtained two new directors and officers' liability insurance policies with aggregate policy limits of $10 million which were renewed in February 2004. These two new policies exclude claims relating to prior acts, including the acts giving rise to the previous restatement of the Company's financial statements.

         Certain of the Company's current and former directors and officers have been named as defendants in the litigation described in Note 2. Furthermore, one or more of the Company's former officers have given testimony in connection with investigations being conducted by the SEC and the Department of Justice. Except for our former Chief Financial Officer, who has requested advancement of expenses in connection with her deposition before the SEC, no other directors or former officers have requested indemnification from the Company. However, if the Company is unable to settle its litigation, it expects all of the defendant directors and officers will demand indemnification and advancement of expenses under their respective indemnification agreements. Because management is not currently able to evaluate the likelihood of an unfavorable outcome or an estimate of the amount or range of potential loss, management cannot determine the estimated fair value of these obligations and, accordingly, the Company has recorded no liability for these obligations at March 31, 2004 or September 30, 2004.

         The Company is also obligated to provide indemnification to the underwriters in its initial public offering pursuant to an Underwriting Agreement, dated July 30, 2001, by and among the Company, UBS Warburg LLC, Dain Rauscher Wessels, Wit SoundView Corporation and Adams Harkness & Hill, Inc., as representatives of the several underwriters (the "Underwriting Agreement"). In October 2002, UBS Warburg was named as a defendant in a lawsuit relating to the Company's issuance of stock in the acquisition of Covalar Technologies Group, Inc. Pursuant to the Underwriting Agreement, UBS Warburg demanded that the Company indemnify it in connection with this matter and advance its litigation expenses. While the Company had obtained insurance to cover its obligation to indemnify and advance UBS Warburg's expenses, its insurers have raised certain defenses to coverage. Furthermore, even if coverage is afforded, coverage for these indemnification obligations is subject to a sub-limit of $1,000,000. Because management is not currently able to evaluate the likelihood of an unfavorable outcome or an estimate of the amount or range of potential loss, management cannot determine the estimated fair value of these obligations and, accordingly, the Company has recorded no liability for these obligations at March 31, 2004 or September 30, 2004.

         The Company includes standard intellectual property indemnification clauses in its software license agreements. Pursuant to these provisions, HPL agrees to hold harmless and defend the indemnified party, generally HPL's business partners and customers, in connection with certain patent, copyright or trade secret infringement claims by third parties with respect to HPL's products. The term of the indemnification provisions is generally for the term of the license agreement and the applicable statute of limitations. The Company believes the estimated fair value of these obligations is minimal. HPL has recorded no liabilities for these obligations as of March 31, 2004 or September 30, 2004 and has never had to make a payment under such indemnification provisions.

         The Company generally warrants that its software products will perform in all material respects in accordance with its standard published specifications in effect at the time of delivery of the licensed products to the customer for a period of 90 days following delivery. If necessary, HPL would provide for the estimated cost of product warranties based on specific warranty claims and claim history. The Company has incurred no significant expense under its product warranties to date and, as a result, the Company believes the estimated fair value of these warranties is minimal. The Company has recorded no liabilities for these warranties as of March 31, 2004 or September 30, 2004.

NOTE 11.  RECENT ACCOUNTING PRONOUNCEMENTS

         In March 2004 the Emerging Issues Task Force ("EITF") reached a final consensus on Issue No. 03-06, "Participating Securities and the Two-Class Method Under FASB Statement No. 128 Earnings Per Share" . Issue No. 03-06 addressed a number of questions regarding the computation of earnings per shares ("EPS") by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the Company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating EPS. It clarifies what constitutes a participating security and how to apply the two-class method of computing EPS once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. Issue No. 03-06 is effective for the first fiscal period beginning after its issuance. During the quarter ended June 30, 2004, we adopted Issue No. 03-06 and the adoption did not have any material effect on our financial position or results of operations.

         In March 2004, the FASB issued a proposed Statement, "Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95," that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or, liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. The proposed statement would eliminate the ability to account for share-based compensation transactions using Accounting Principles Board, or APB, Opinion No. 25, "Accounting for Stock Issued to Employees," and generally would require that such transactions be accounted for using a fair-value-based method and recognized as expenses in our consolidated statement of income. The proposed standard would require the modified prospective method be used, which would require that the fair value of new awards granted from the beginning of the year of adoption plus unvested awards at the date of adoption be expensed over the vesting period. In addition, the proposed statement encourages companies to use the "binomial" approach to value stock options, which differs from the Black-Scholes option pricing model, that we currently use to determine the fair value of our options. On October 13, 2004, the FASB delayed the effective date of its proposed standard for public companies for interim or annual periods beginning after June 15, 2005, rather than December 15, 2004 as originally proposed. The propsed standard's effective date would be applicable for awards that are granted, modified, or settled in cash in interim or annual periods beginning after June 15, 2005. The FASB recently decided to include in the proposed statement two transition methods: one that provides for prospective application and one that provides for retrospective application. The proposed effective date and the two transition alternatives will present specific issues that public companies will need to address as part of their implementation strategy. The changes under this proposed standard will not have a material impact upon our financial position or cash flows, but may have a material impact on our results of operations, depending on the amount of stock options we grant in future periods.

         In July 2004, the EITF issued a draft abstract for EITF Issue No. 04-08, "The Effect of Contingently Convertible Debt on Diluted Earnings per Share" ("EITF 04-08"). EITF 04-08 reflects the Task Force's tentative conclusion that contingently convertible debt should be included in diluted earnings per share computations regardless of whether the market price trigger has been met. If adopted, the consensus reached by the Task Force in this Issue will be effective for reporting periods ending after December 15, 2004. Prior period earnings per share amounts presented for comparative purposes would be required to be restated to conform to this consensus and the Company would be required to include the shares issuable upon the conversion of the Notes in the diluted earnings per share computation for all periods during which the Notes are outstanding. The Company is currently evaluating the effect of this proposed statement on its financial position and results of operations.


         In September 2004, the EITF delayed the effective date for the recognition and measurement guidance previously discussed under EITF Issue No. 03-01, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("EITF 03-01") as included in paragraphs 10-20 of the proposed statement. The proposed statement will clarify the meaning of other-than-temporary impairment and its application to investments in debt and equity securities, in particular investments within the scope of FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and investments accounted for under the cost method. The Company is currently evaluating the effect of this proposed statement on its financial position and results of operations.


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

         Since July 2002, we experienced a significant period of transition as a result of our investigation into financial and accounting irregularities which ultimately led to a restatement of our financial statements for the years ended March 31, 2001 and 2002, and the litigation discussed above in Note 2 to the Condensed Consolidated Financial Statements. In our year ended March 31, 2003, senior management was focused on determining the impact of the financial restatement on our business going forward, integrating previously acquired businesses and cutting costs to reflect the level of sales activities we were experiencing. In our year ended March 31, 2004, we began to hire a new management team, filling senior positions with the hiring of a new Chief Executive Officer, Vice President of Software Development, Vice President of Marketing and Vice President of Business Development. With the new management team in place, we have shifted our focus and resources to better integrate our yield analysis software capabilities with our TestChip solutions to more effectively compete in the DFM market segment. This has resulted in a decrease in our revenue in the year ended March 31, 2004 from the year ended March 31, 2003. Since going public in 2001, we have not achieved profitability on a quarterly or annual basis. At September 30, 2004, we had $7.0 million in cash, cash equivalents and short term investments and an accumulated deficit of $103.9 million. As we continue to strive to build our customer base and further develop new products, we expect to continue to incur net operating losses at least through our year ending March 31, 2005. We will need to generate significantly higher revenues in order to support research and development, sales and marketing and general and administrative expenses, and to achieve and maintain profitability. Our ability to generate higher revenues may continue to be impacted by our litigation, the capital spending trends of our potential and current customers in the semiconductor industry, the lead time to get our new products to market and our ability to compete in our market segment. See "Liquidity and Capital Resources" below.

         In the three and six months ended September 30, 2004 and 2003, a relatively small number of customers accounted for a large portion of our revenue, and the composition of these customers' changes from period to period. This is because our products have a lengthy sales cycle and are characterized by large license fees or engagement contracts. During the three months ended September 30, 2004 two customers accounted for 26% of our revenues and during the three months ended September 30, 2004 our Japanese distributor accounted for 45% of our revenues. During the six months ended September 30, 2004 four customers accounted for 55% of our revenues and during the six months ended September 30, 2003 one customer and our Japanese distributor accounted for 45% of our revenues.

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

         We believe there have been no significant changes in our critical accounting estimates during the six months ended September 30, 2004 as compared to what was previously disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended March 31, 2004.

RECENT ACCOUNTING PRONOUNCEMENTS

         In March 2004 the Emerging Issues Task Force ("EITF") reached a final consensus on Issue No. 03-06 " Participating Securities and Two-Class Method under FASB Statement No. 128 Earnings Per Share". Issue No. 03-06 addressed a number of questions regarding the computation of earnings per shares ("EPS") by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the Company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating EPS. It clarifies what constitutes a participating security and how to apply the two-class method of computing EPS once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. Issue No. 03-06 is effective for the first fiscal period beginning after its issuance. During the quarter ended June 30, 2004, we adopted Issue No. 03-06 and the adoption did not have any material effect on our financial position or results of operations.

         In March 2004, the FASB issued a proposed Statement, "Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95," that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or, liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. The proposed statement would eliminate the ability to account for share-based compensation transactions using Accounting Principles Board, or APB, Opinion No. 25, "Accounting for Stock Issued to Employees," and generally would require that such transactions be accounted for using a fair-value-based method and recognized as expenses in our consolidated statement of income. The proposed standard would require the modified prospective method be used, which would require that the fair value of new awards granted from the beginning of the year of adoption plus unvested awards at the date of adoption be expensed over the vesting period. In addition, the proposed statement encourages companies to use the "binomial" approach to value stock options, which differs from the Black-Scholes option pricing model that we currently use to determine the fair value of our options. On October 13, 2004, the FASB delayed the effective date of its proposed standard for public companies for interim or annual periods beginning after June 15, 2005, rather than December 15, 2004 as originally proposed. The proposed standard's effective date would be applicable for awards that are granted, modified, or settled in cash in interim or annual periods beginning after June 15, 2005. The FASB recently decided to include in the proposed statement two transition methods: one that provides for prospective application and one that provides for retrospective application. The proposed effective date and the two transition alternatives will present specific issues that public companies will need to address as part of their implementation strategy. The changes under this proposed standard will not have a material impact upon our financial position or cash flows, but may have a material impact on our results of operations, depending on the amount of stock options we grant in future periods.

         In July 2004, the EITF issued a draft abstract for EITF Issue No. 04-08, "The Effect of Contingently Convertible Debt on Diluted Earnings per Share" ("EITF 04-08"). EITF 04-08 reflects the Task Force's tentative conclusion that contingently convertible debt should be included in diluted earnings per share computations regardless of whether the market price trigger has been met. If adopted, the consensus reached by the Task Force in this Issue will be effective for reporting periods ending after December 15, 2004.
Prior period earnings per share amounts presented for comparative purposes would be required to be restated to conform to this consensus and the Company would be required to include the shares issuable upon the conversion of the Notes in the diluted earnings per share computation for all periods during which the Notes are outstanding. The Company is currently evaluating the effect of this proposed statement on its financial position and results of operations.

         In September 2004, the EITF delayed the effective date for the recognition and measurement guidance previously discussed under EITF Issue No. 03-01, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("EITF 03-01") as included in paragraphs 10-20 of the proposed statement. The proposed statement will clarify the meaning of other-than-temporary impairment and its application to investments in debt and equity securities, in particular investments within the scope of FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and investments accounted for under the cost method. The Company is currently evaluating the effect of this proposed statement on its financial position and results of operations.


RESULTS OF OPERATIONS

Comparison of the three and six months ended September 30, 2004 and 2003

         Revenues. Total revenues decreased to $1.8 million in the three months ended September 30, 2004 from $3.3 million in the three months ended September 30, 2003, or a decrease of 45%. Total revenues decreased to $5.0 million in the six months ended September 30, 2004 from $5.4 million in the six months ended September 30, 2003, or a decrease of 8%. Our sales cycle for the license of our software products has historically been very long as our customers spend a significant amount of time evaluating our products. The decrease in revenue is primarily due to the delay of integration and installation of our products in addition to a decline in customer orders during the three months ended September 30, 2004. Customer purchase orders typically include integration and installation services and acceptance criteria. As such, we defer a significant amount of our license revenue until integration and installation services are complete, rights of return lapse and final acceptance occurs. The amount of our license revenue is currently at levels that have resulted in no meaningful trend from period to period, and our ability to sell our products in the future may be adversely affected by our pending lawsuits.

         Our revenues were highly concentrated, and, during the three months ended September 30, 2004 and 2003, two customers and one customer accounted for 26% and 45% of our revenues, respectively. During the six months ended September 30, 2004 and 2003, four and two customers accounted for 55% and 45% of our revenues, respectively.

         Software license revenue decreased to $294,000 in the three months ended September 30, 2004 from $1.9 million in the three months ended September 30, 2003. Software license revenue decreased to $1.7 million in the six months ended September 30, 2004 from $2.0 million in the six months ended September 30, 2003.The decrease in our license revenue during the three and six months ended September 30, 2004 is primarily due to the delay of integration and installation of our products in addition to a decline in new licenses during the three months ended September 30, 2004.

         Consulting services, maintenance and other revenues increased slightly to $1.5 million in the three months ended September 30, 2004, up from $1.4 million in the three months ended September 30, 2003. Consulting services, maintenance and other revenues remained flat in the six months ended September 30, 2004 and September 30, 2003.

         Gross profit. As a percentage of revenues, gross profit decreased to 57% for the three months ended September 30, 2004 from 71%, for the three months ended September 30, 2003. As a percentage of revenues, gross profit increased to 69% for the six months ended September 30, 2004 from 67%, for the six months ended September 30, 2003. Gross profit has been and will continue to be affected by a variety of factors, the most important of which is the relative mix of revenues in this period among software licenses, maintenance fees and consulting services.

         Research and development. Research and development expenses represented 96% of revenues in the three months ended September 30, 2004, compared to 47% of revenues in the three months ended September 30, 2003 due to the revenue decline during the three months ended September 30, 2004. Research and development expenses represented 67% of revenues in the six months ended September 30, 2004, compared to 63% of revenues in the three months ended September 30, 2003. Actual costs increased to $1.7 million for the three months ended September 30, 2004, up from $1.5 million for the three months ended September 30, 2003. Actual costs decreased to $3.3 million for the six months ended September 30, 2004 down from $3.4 million for the six months ended September 30, 2003. Salaries and related benefits of research and development engineers represent the single largest component of our research and development expenses. We expect our research and development expenses to remain relatively stable for the foreseeable future.

         Sales, general and administrative. Sales, general and administrative expenses for the three months ended September 30, 2004 were $2.3 million, or 126% of revenues, compared to $3.9 million, or 119% of revenues in the three months ended September 30, 2003. The decrease in costs was primarily due to decreases in staff in the amount of approximately $ 600,000 and lower professional fees associated with our pending litigation in the amount of approximately $700,000. Sales, general and administrative expenses for the six months ended September 30, 2004 were $4.3 million, or 87% of revenues, compared to $8.3 million, or 155% of revenues in the six months ended September 30, 2003. The decrease in costs was primarily due to decreases in staff in the amount of approximately $1.4 million and lower professional fees associated with our pending litigation in the amount of approximately $1.9 million.

         Stock-based compensation. Stock-based compensation expense for the three months ended September 30, 2004 decreased to $12,000, compared with $22,000 for the three months ended September 30, 2003. Stock-based compensation expense for the six months ended September 30, 2004 decreased to $23,000, compared with $128,000 for the six months ended September 30, 2003. The decrease was primary a result of reversing previously expensed stock-based compensation that was being amortized on an accelerated basis that was not earned by certain terminated employees during the three and six months ended September 30, 2004.

         Amortization of intangible assets. Amortization of intangible assets was $332,000 in the three months ended September 30, 2004 and September 30, 2003. Amortization of intangible assets was $664,000 in the six months ended September 30, 2004 and September 30, 2003. The estimated quarterly amortization of intangible assets will be $332,000 in the quarter ending December 31, 2004 and $185,000 in the quarter ending March 31, 2005.

         Interest income (expense) and other, net. Interest income, net of interest and other expenses for the three months ended September 30, 2004, was $34,000, compared to $47,000 for the three months ended September 30, 2003. This decrease was due to lower interest income from lower average balances of cash, cash equivalents and short-term investments during the three months ended September 30, 2004.

         Provision for income taxes. In the three and six months ended September 30, 2004 and 2003, we incurred operating losses for which we have recorded valuation allowances for the full amount of our net deferred tax assets, because the future realization of the deferred tax assets was not likely as of September 30, 2004 and 2003. Our income tax provision of $4,000 in the three months ended September 30, 2004 was primarily from the Company's international subsidiaries payable to the local jurisdictions. Our income tax benefit of $145,000 in the six months ended September 30, 2004 was primarily due to a tax refund resulting from filing an amended income tax return for the prior year. Part of the tax refund was recorded as an income tax benefit in the amount of $156,000.

LIQUIDITY AND CAPITAL RESOURCES

         Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary if we are unable to continue as a going concern. We have experienced net losses and negative cash flows since going public in July 2001 and, as of September 30, 2004, we had an accumulated deficit of $103.9 million. We expect to have a net operating loss in our year ending March 31, 2005. For the six months ended September 30, 2004 cash used in operations and to fund capital expenditures was $3.1 million. Such conditions raise doubt about our ability to continue as a going concern unless we increase our revenues or raise additional capital. At September 30, 2004, we had approximately $7.0 million in cash and cash equivalents and short-term investments. Our current operating plan for the year ending March 31, 2005 projects that cash available from planned revenue combined with the $7.0 million in cash and cash equivalents and short-term investments on hand at September 30, 2004 will be adequate to fund operations only through March 31, 2005. There can be no assurance that the current cash and short-term investments on hand combined with the projected revenues will be adequate to sustain operations through March 31, 2005. Our future cash position will be adversely affected by slow or diminished revenue growth, research and development expenses, additional sales and marketing costs and higher general and administrative expenses, such as professional fees associated with the litigation. Although we intend to seek additional funds to support our future operations, there is no assurance that the Company will be able to raise such funds on terms acceptable to the Company, or at all, until all of our pending litigation discussed in Note 2 to our Condensed
Consolidated Financial Statements is resolved. If we are unable to raise adequate capital to fund our future operations, we may need to curtail our operations and seek other strategic alternatives.

        Net cash used in operating activities was $2.7 million for the six months ended September 30, 2004, compared to $7.0 million used in operating activities for the six months ended September 30, 2003, mainly due to a lower operating loss and a higher accounts receivable collection during the six months ended September 30, 2004.

         Net cash provided by investing activities was $664,000 for the six months ended September 30, 2004, compared to $5.2 million used in operating activities for the six months ended September 30, 2003. The cash used in investing activities for the six months ended September 30, 2003 consisted primarily of the purchase of marketable securities in the amount of $5.0 million.

         Net cash used in financing activities was $65,000 for the six months ended September 30, 2004. Net cash used in financing activities was $1.7 million for the six months ended September 30, 2003, mainly due to the repayment of our $1.5 million convertible debenture and $221,000 in payments of capital lease obligations.

         We have commitments that will expire at various times through 2007. We lease offices and certain property and equipment under non-cancelable operating leases that will expire in 2007 with certain renewal options. Otherwise, we have no other significant contractual obligations or commitments that were not recorded in our financial statements. At September 30, 2004, a summary of our contractual commitments is as follows:

                                                            Payment Due by Year Ending March 31,
                                         Total         2005          2006          2007        2008         2009
                                   ----------------------------------------------------------------------------------
Capital Lease Obligation               $        96   $        56   $        27   $       13    $      -     $      -
Rent Obligation                              1,752           683         1,048           20
                                   ----------------------------------------------------------------------------------
Total                                  $     1,848   $       739   $     1,075   $        33   $      -     $      -
                                   ==================================================================================

   Overall, we used $1.2 million of cash, cash equivalents, and short-term investments during the three months ended September 30, 2004. We estimate that we will continue to use cash through our year ending March 31, 2005 to fund operating losses.


RISK FACTORS

RISKS ASSOCIATED WITH OUR BUSINESS

We need to increase revenues, reduce costs or raise additional capital to fund our operating activities.

         We currently are able to pay our debts and meet our obligations as they become due, and we believe that our existing capital resources will be sufficient to satisfy our current and projected funding requirements only through March 31, 2005. Although these estimates reflect our current expectations, it is possible that our actual expenditures could exceed these estimates, or that our revenues could fall short of expectations, which, in either case, would shorten the time during which we could fund our operations. We intend to seek additional funding to support our future operations through public or private sales of our equity or debt securities. However, our pending securities litigation raises uncertainty regarding the financial condition and long term viability of the Company. Until these matters are resolved, it is unlikely that the Company will be able to raise additional capital on terms acceptable to the Company, or at all. If we are unable to obtain additional funds to support our operations, we may need to reduce or curtail our operations, and you may lose your investment in our company.

We expect to issue shares of common stock in settlement of our pending litigation matters and any such issuances could be highly dilutive to our existing investors.

         We are currently attempting to settle our pending litigation matters and, in an effort to preserve operating capital, we expect to issue shares of common stock to the plaintiffs in these actions. We recently entered into settlements in the Securities Class Action and the Covalar Action whereby we have agreed to issue approximately 7 million new shares of common stock to the plaintiffs. Any settlement of our other pending litigation matters will likely result in additional stock issuances, which could be dilutive to our existing stockholders and could depress our stock price.

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

         Customers who purchase our software products make a significant long-term investment in our technology. Our products often become an integral part of each installed fabrication facility and our customers look to us to provide continuing support, enhancements and new versions of our products. Because of the long-term nature of an investment in yield optimization software, customers are often concerned about the stability of their suppliers. Our restatement, the pending securities litigation and our limited cash reserves may cause current and potential customers concern over our stability and these concerns may cause us to lose sales. Any loss in sales could adversely affect our results of operations, further deepening concern among current and potential customers.

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

         Our stock is currently traded in the over the counter market or "pink sheets." Stocks trading in this market typically suffer significantly lower volume (liquidity) and lower share prices. As a result, you may have difficulty selling shares of our stock and larger sales affected over the pink sheets could significantly depress our stock price.

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

         Current conditions and future downturns could affect the willingness of semiconductor companies to purchase our yield-optimization products and services. Significant downturns could materially and adversely affect our business and operating results. In addition, we expect to continue increasing our investment in engineering, research and development, and marketing, which limits our ability to reduce expenses during such downturns.

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

         We target IDMs, fabless semiconductor companies, foundries and flat panel display manufacturers. The tools and systems against which our products and services most commonly compete are those that semiconductor companies have created in house. In order to grow our business, we must convince these producers of the benefit of an outside solution. The third party providers against whom we compete are, generally, divisions of larger semiconductor equipment OEMs, such as KLA-Tencor. These companies can compete on the basis of their greater financial, engineering and manufacturing resources, and their long-standing relationships with the same companies we are targeting. If we cannot compete successfully against these forms of competition, the growth of our business will be impaired.

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

         We incurred $7.9 million in charges related to our estimated cost of settling the Securities Class Action and Covalar Action based on the estimated value of the 7 million new shares of our stock we have agreed to issue. We may incur additional charges related to settling these matters as we revalue the accrual for issuances quarterly until the shares are actually issued.

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

We rely on our employees for their scientific, technical and management experience in connection with our business operations.

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

Interest Rate Risk

         We invest excess cash in debt instruments of the U.S. Government and its agencies, and in high quality corporate issuers and, limit the amount of credit exposure to any one issuer. Our investments in fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates. We believe that a change in long-term interest rates would not have a material effect on our business, financial condition results of operations or cash flow. Our cash and cash equivalents consist of cash and highly liquid money market instruments with original or remaining maturities of 90 days or less. Because of the short maturities of these instruments, a sudden change in market interest rates would not have a material impact on the fair value of the portfolio, but it may cause the amount of income we derive to vary significantly from period to period. A hypothetical 10% increase in interest rates would result in an approximate $4,000 decrease in the fair value of our available-for-sale securities as of September 30, 2004.

Foreign Exchange Risk

         Our foreign sales are primarily denominated in U.S. dollars and, as a result, we have relatively little exposure to foreign currency exchange risk with respect to revenues. Our sales through our Japanese subsidiary, which represented approximately 16% and 9% of total revenues for the three months and six months ended September 30, 2004, are denominated in Yen. A 10% adverse change in Yen exchange rates would not have had a material impact on revenues for the three months ended September 30, 2004. Additionally, our exposure to foreign exchange rate fluctuations arises in part from inter-company accounts which can be denominated in the functional currency of the foreign subsidiary. As exchange rates vary when the accounts are translated, results may vary from expectations and adversely impact earnings. The effect of foreign exchange rate fluctuations for the three months ended September 30, 2004 was not material.

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

Scope of the Controls Evaluation

         At the end of the period covered by this report (the "Evaluation Date"), the Company's Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures. The evaluation of our disclosure controls included a review of disclosure controls implemented by HPL and the effect of the controls on the information generated for use in this Quarterly Report on Form 10-Q. In the course of the controls evaluation, we sought to identify data errors, weaknesses in the control system or acts of fraud and to confirm that appropriate corrective action, including process improvements, if any, were being undertaken. This type of evaluation will be done on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in our quarterly reports on Form 10-Q and our Annual Report on Form 10-K. The overall goals of these various evaluation activities are to monitor our disclosure controls and to make modifications as necessary; our intent in this regard is that the disclosure controls will be maintained as dynamic systems that change (with improvements and corrections) as conditions warrant.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

(b) Reports on Form 8-K:

         The Registrant filed a Current Report on Form 8-K on August 13, 2004, reporting the financial results for the first quarter of fiscal year 2005.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       HPL Technologies, Inc.


Date:  November 12, 2004               By: /s/ CARY D. VANDENBERG


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

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

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

Date:  November 12, 2004


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

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

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

Date:  November 12, 2004



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


Date:   November 12, 2004
                                        /s/ CARY D. VANDENBERG


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


Date:   November 12, 2004
                                         /s/ Michael P. Scarpelli


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