Form 10-Q
period 2004-12-31
HPL TECHNOLOGIES INC
filed 2005-02-14
CIK 1121980

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

                For the quarterly period ended December 31, 2004

                                       OR

     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the transition period from _____ to _____

                        Commission file number: 000-32967
                          -----------------------------
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

              Securities registered under Section 12(g)of the Act:
                         Common Stock, $0.001 Par Value
                          ----------------------------
         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 under the Securities Exchange Act of 1934)
Yes |_| No |X|

         As of January 31, 2005, the registrant had outstanding 31,423,766 shares of common stock.


================================================================================

                                TABLE OF CONTENTS



                         PART I - FINANCIAL INFORMATION

Item 1   Condensed Consolidated Financial Statements (unaudited):

         Condensed Consolidated Statements of Operations for the three months and nine months ended
         December 31, 2004 and 2003.......................................................................................    3

         Condensed Consolidated Balance Sheets as of December 31, 2004 and March 31, 2004.................................    4

         Condensed Consolidated Statements of Cash Flow for the nine months ended December 31, 2004 and 2003..............    5

         Notes to Condensed Consolidated Financial Statements.............................................................    6

Item 2   Management's Discussion and Analysis of Financial Condition and Results of Operations............................   13

Item 3   Quantitative and Qualitative Disclosures about Market Risk.......................................................   22

Item 4   Controls and Procedures..........................................................................................   24

                           PART II - OTHER INFORMATION

Item 1   Legal Proceedings................................................................................................   26

Item 2   Unregistered Sales of Equity  Securities and Use of Proceeds.....................................................   26

Item 6   Exhibits.........................................................................................................   26

PART I - FINANCIAL INFORMATION

ITEM 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             HPL Technologies, Inc.
                      Consolidated Statements of Operations
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                                            Three months ended               Nine months ended
                                                                                December 31,                    December 31,
                                                                    --------------------------------  ------------------------------
                                                                          2004             2003           2004            2003
                                                                    ----------------  --------------  -------------- ---------------
Revenues:
  Software licenses                                                  $        1,112    $      1,687    $      2,764   $       3,704
  Consulting services, maintenance and other                                  1,745           1,831           5,044           5,170
                                                                    ----------------  --------------  -------------- ---------------
Total revenues                                                                2,857           3,518           7,808           8,874
                                                                    ----------------  --------------  -------------- ---------------
Cost of revenues:
  Software licenses                                                              17               6              81               9
  Consulting services, maintenance and other (1)                                863             623           2,340           2,389
                                                                    ----------------  --------------  -------------- ---------------
Total cost of revenues                                                          880             629           2,421           2,398
                                                                    ----------------  --------------  -------------- ---------------
Gross profit                                                                  1,977           2,889           5,387           6,476
                                                                    ----------------  --------------  -------------- ---------------
Operating expenses:
  Research and development (1)                                                1,546           1,487           4,863           4,869
  Sales, general and administrative (1)                                       1,929           3,219           6,256          11,521
  Legal settlement charges                                                        -               -           1,200               -
  Stock-based compensation                                                       12             117              35             245
  Amortization of intangible assets                                             332             332             995             995
                                                                    ----------------  --------------  -------------- ---------------
    Total operating expenses                                                  3,819           5,155          13,349          17,630
                                                                    ----------------  --------------  -------------- ---------------
Loss from operations                                                         (1,842)         (2,266)         (7,962)        (11,154)
Interest income (expense) and other, net                                         25              39             117             135
                                                                    ----------------  --------------  -------------- ---------------
Net loss before income taxes                                                 (1,817)         (2,227)         (7,845)        (11,019)
Provision for income taxes                                                        9               5            (135)             17
                                                                    ----------------  --------------  -------------- ---------------
Net loss                                                             $       (1,826)   $     (2,232)   $     (7,710)  $     (11,036)
                                                                    ================  ==============  ============== ===============

Net loss per share-basic and diluted                                 $        (0.06)   $      (0.07)   $      (0.25)  $       (0.35)
                                                                    ================  ==============  ============== ===============

Shares used in per share calculations-basic and diluted                      31,354          31,269          31,301          31,103
                                                                    ================  ==============  ============== ===============

(1) Excludes the following stock-based compensation charges:

Cost of revenues                                                     $            -    $          -    $          -   $           -
Research and development                                                          5              68              11              90
Sales, general and administrative                                                 7              49              24             155
                                                                    ----------------  --------------  -------------- ---------------
                                                                     $           12    $        117    $         35   $         245
                                                                    ================  ==============  ============== ===============

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                             HPL Technologies, Inc.
                           Consolidated Balance Sheets
                      (In thousands, except per share data)

                                                                                           December 31,        March 31,
                                                                                              2004               2004
                                                                                        -----------------  ----------------
                                                                                           (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                                              $         1,372    $        4,708
  Short-term investments                                                                           3,682             5,502
  Accounts receivable, net of allowances of $100 and $100, respectively                            1,791             2,888
  Unbilled accounts receivable                                                                       223                 4
  Prepaid expenses and other current assets                                                        1,285               940
                                                                                        -----------------  ----------------
Total current assets                                                                               8,353            14,042
Property and equipment, net                                                                        1,017             1,308
Goodwill                                                                                          27,754            27,754
Other intangible assets, net                                                                         186             1,181
Other assets                                                                                         397               580
                                                                                        -----------------  ----------------
Total assets                                                                             $        37,707    $       44,865
                                                                                        =================  ================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                       $         1,235    $        2,085
  Accrued liabilities                                                                              6,872             6,579
  Deferred revenue                                                                                 1,786             1,894
  Capital lease obligations-current portion                                                           29                91
                                                                                        -----------------  ----------------
Total current liabilities                                                                          9,922            10,649
Capital lease obligations-net of current portion                                                      18                39
Legal settlement liability                                                                         9,100             7,900
Other liabilities                                                                                     44               235
                                                                                        -----------------  ----------------
Total liabilities                                                                                 19,084            18,823
                                                                                        -----------------  ----------------
Contingencies and Commitments
Stockholders' equity :
  Preferred stock, $0.001 par value, 10,000 shares authorized, no shares issued
  and outstanding at December 31, 2004 and March 31, 2004                                              -                 -
  Common stock, $0.001 par value; 75,000 shares authorized; 31,404 and 31,275 shares issued and outstanding at December 31, 2004 and March 31, 2004,
  respectively                                                                                        32                32
  Additional paid-in capital                                                                     124,171           124,205
  Deferred stock-based compensation                                                                  (29)             (129)
  Accumulated deficit                                                                           (105,758)          (98,047)
  Accumulated other comprehensive loss                                                               207               (19)
                                                                                        -----------------  ----------------
    Total stockholders' equity                                                                    18,623            26,042
                                                                                        -----------------  ----------------
Total liabilities and stockholders' equity                                               $        37,707    $       44,865
                                                                                        =================  ================

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                             HPL Technologies, Inc.
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                                         Nine months ended December 31,
                                                                                      ------------------- -----------------
                                                                                              2004               2003
                                                                                      ------------------- -----------------
Cash flows from operation activities:
  Net loss                                                                             $          (7,710)  $       (11,036)
      Adjustments to reconcile net loss to net cash used in
      operating activities:
         Depreciation and amortization                                                             1,747             1,961
         Legal Settlement Expense                                                                  1,200                 -
         Stock-based compensation                                                                     51               245
         Loss on disposal of property and equipment                                                   18                 -
     Changes in assets and liabilities, net of effects from acquisitions:
         Accounts receivable                                                                       1,097               106
         Unbilled accounts receivable                                                               (219)              465
         Prepaid expenses and other current assets                                                  (362)            1,131
         Other assets                                                                                183               120
         Accounts payable                                                                           (850)             (188)
         Accrued liabilities                                                                         427                94
         Other liabilities                                                                          (327)             (214)
         Deferred revenue                                                                           (108)           (1,637)
                                                                                      ------------------- -----------------
           Net cash used in operating activities                                                  (4,853)           (8,953)
                                                                                      ------------------- -----------------

Cash flows from investing activities:
  Acquisition of property and equipment                                                             (439)             (265)
  Sale (purchase) of short-term investments, net                                                   1,820            (4,250)
                                                                                      ------------------- -----------------
           Net cash (used in) provided by investing activities                                     1,381            (4,515)
                                                                                      ------------------- -----------------

Cash flows from financing activities:
  Repayments of Convetible Debenture                                                                  -            (1,500)
  Issuance of common stock                                                                           16                 9
  Principal payments on capital lease obligations                                                   (84)             (281)
                                                                                      ------------------- ----------------
           Net cash (used in) provided by financing activities                                      (68)           (1,772)
                                                                                      ------------------- -----------------
  Effect of exchange rate changes on cash and cash equivalents                                      204               (26)
                                                                                      ------------------- -----------------

  Net decrease in cash and cash equivalents                                                      (3,336)          (15,266)
  Cash and cash equivalents at beginning of period                                                4,708            17,350
                                                                                      ------------------- -----------------
  Cash and cash equivalents at end of period                                           $          1,372    $        2,084
                                                                                      =================== =================

Supplemental disclosures of cash flow information:
   Interest paid                                                                       $              4    $          184
   Income taxes paid                                                                   $             18    $            4

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                             HPL Technologies, Inc.
         Notes to unaudited Condensed Consolidated Financial Statements


NOTE 1.  GENERAL

      The interim unaudited condensed consolidated financial statements included herein have been prepared by HPL Technologies, Inc. ("HPL" or "Company"), pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to these rules and regulations. However, management believes that the disclosures are adequate to ensure that the information presented is not misleading. The interim unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments necessary (consisting only of normal recurring adjustments) to present a fair statement of results for the interim periods presented. The operating results for any interim period are not necessarily indicative of the results that may be expected for the entire fiscal year ending March 31, 2005. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's Form 10-K for the year ended March 31, 2004, as filed with the SEC on July 14, 2004. The accompanying unaudited condensed consolidated balance sheet at March 31, 2004 is derived from audited consolidated financial statements at that date.

      Preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business; and, accordingly, the financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company has experienced net losses and negative cash flows since going public in July 2001 and, as of December 31, 2004, had an accumulated deficit of $105.8 million. The Company expects to have a net operating loss in the year ending March 31, 2005. For the nine months ended December 31, 2004, cash used in operations and to fund capital expenditures was $5.3 million. Management's plans for the Company to continue as a going concern include increases in revenues or raising additional capital. At December 31, 2004, the Company had approximately $5.1 million in cash and cash equivalents and short-term investments. The Company's current operating plan for the year ending March 31, 2005 projects that cash available from planned revenue combined with the $5.1 million on hand at December 31, 2004 will be adequate to fund operations through March 31, 2005. There can be no assurances that the current cash on hand combined with the projected revenues will be adequate to sustain operations beyond March 31, 2005. Future capital requirements will be affected by slow or diminished revenue growth, additional research and development and sales and marketing costs, and higher general and administrative costs, including costs related to the litigation matters described in Note 2. There is no assurance that additional capital will be available to the Company or, if available, under terms that would be acceptable to the Company. Furthermore, management is not certain that it will be able to raise additional capital until the litigation and other uncertainties described in Note 2 are resolved.


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

         Former shareholders of Covalar Technologies Group, Inc., which was acquired by the Company in February 2002, brought suit in the District Court of Dallas County, Texas, against the Company's independent auditors and the managing underwriter in the Company's initial public offering, in connection with claims relating to the acquisition (the "Covalar Action"). On April 26, 2004, the Company and the Company's former President and Chief Executive Officer were named as defendants in this action. Subject to a reservation of rights, the Company has accepted the underwriter's request to indemnify the underwriter in connection with the Company's initial public offering and to advance expenses in this matter. On July 13, 2004 the Company signed a settlement and release agreement with the plaintiffs in the Covalar Action pursuant to which the Company has issued the plaintiffs additional shares of common stock, which have been placed in escrow pending the final approval of the settlement in the Securities Class Action. On December 20, 2004 the court issued an order dismissing the Company without prejudice from the Covalar Action, pursuant to the Company's settlement agreement with the plaintiffs.

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

         On May 22, 2003, five former shareholders of FabCentric, Inc., which was acquired by the Company in December 2001, sued the Company, the Company's former President and Chief Executive Officer and former Chief Financial Officer, and the Company's independent auditors in a lawsuit pending in Superior Court in the County of Santa Clara, California (the "FabCentric Action"). This lawsuit alleges claims for fraud, negligent misrepresentation, breach of warranties and covenants, breach of contract, and negligence, and seeks rescission or, alternatively, damages, costs and expenses. On October 31, 2003, the plaintiffs filed an amended complaint adding the managing underwriter in the Company's initial public offering and the Company's current Chief Financial Officer as defendants. On October 12, 2004, the Court heard the demurrers of the Company, the underwriters, the auditors, the Company's former CEO and the Company's former CFO. The Court sustained in part with leave to amend and overruled in part the Company's demurrer, overruled the auditors' demurrer, and sustained the other defendants' demurrers with leave to amend. Plaintiffs filed a second amended complaint on November 1, 2004, which added claims for violations of the California Corporations Code and for attorneys' fees under the "tort of another" doctrine. The Company and the other defendants filed demurrers, which were heard on January 25, 2005. The Court sustained the Company's demurrer to the breach of contract and "tort of another" claims and the underwriters' demurrer with leave to amend and overruled the demurrers of the auditors and the Company's former CFO. A further case management conference has been scheduled for April 5, 2005.

         The Company is also a nominal defendant in consolidated stockholder derivative lawsuits pending in Superior Court in the County of Santa Clara, California. These lawsuits, which were filed between July 31, 2002 and December 31, 2002, assert derivative claims on behalf of the Company against certain current and former officers and directors of the Company and the Company's independent auditors. The consolidated complaint asserts claims for insider trading, breach of fiduciary duties, breach of contract, professional negligence and unjust enrichment, and seek damages suffered by the Company, treble damages for the sale of shares, costs and expenses of these actions and such other relief as the court may deem appropriate. The parties have reached an agreement in principle to settle these derivative actions and are preparing a stipulation of settlement. The Company estimates that its exposure in this matter will be fully covered by directors and officers liability insurance ("D&O") proceeds received from its third and fourth layer excess D&O carriers as discussed below which have been deposited in escrow with the Company's attorneys. The parties have stipulated to extend the time to respond to the consolidated derivative action until March 29, 2005. A case management conference has been scheduled for April 26, 2005.

         Additionally, Twin City Fire Insurance Company (the Company's first-layer excess "D&O" insurance carrier) filed a declaratory relief action on October 6, 2003, in Superior Court in the County of Santa Clara, California, against the Company, its former President and Chief Executive Officer, its former Chief Financial Officer, and other former and current officers and directors of the Company seeking a determination that no coverage is afforded the defendants under Twin City's policy, which follows form to the Company's primary D&O policy issued by Executive Risk Indemnity Inc. Executive Risk has already agreed to pay its policy limits for the Securities Class Action, exhausting the limits of the Company's primary D&O policy. The Company filed a Second Amended Cross-Complaint on September 29, 2004, seeking a declaration that Twin City and the Company's other excess D&O insurance carriers, National Union and St. Paul, are obligated to indemnify the Company for losses in connection with the Securities Class Actions and related litigation and that Twin City has breached its insurance contract by not paying the defendants' defense expenses on a current basis.

         On December 21, 2004, National Union, the Company's third-layer excess D&O carrier, paid $1,000,000 into escrow in exchange for a full policy release. The Company has dismissed National Union from its coverage action. St. Paul, the Company's fourth-layer excess D&O carrier has similarly paid $125,000 subsequent to December 31, 2004 into escrow in exchange for a full policy release and the Company has dismissed St. Paul from its coverage action. The proceeds will be used to settle the consolidated derivative action and for legal defense costs.

         On January 11, 2005, the Company and Twin City argued cross-motions for summary adjudication. The parties sought a declaration regarding whether exclusionary language in the Company's D&O liability insurance application excluded coverage for insureds that did not have knowledge of Y. David Lepejian's unlawful conduct. The Superior Court, in a ruling issued on January 12, 2005, held that this exclusionary language did not preclude coverage for insureds that did not have knowledge of the unlawful conduct, including the Company. Twin City has filed a motion to reconsider the Superior Court's January 12, 2005 ruling, which the Company has opposed. This motion will be heard on February 22, 2005.

         The Company intends to continue to oppose the remaining claims made in the Third Amended Complaint and to seek coverage under Twin City's policy.

         As of December 31, 2004, the company has accrued $9.1 million for the above matters. Except as noted above, these matters are in the early stages of litigation and accordingly they may ultimately be resolved on a basis different than currently estimated. Because many factors that enter into the ultimate resolution of these matters are not within the Company's control, the Company is not able to estimate the maximum potential financial exposure related to these matters. Any adverse resolution of the aforementioned litigation could have a material effect on the Company's financial condition, results of operations or cash flows.


NOTE 3.  LOSS PER SHARE

         Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period, less shares outstanding that are subject to repurchase. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of shares and potential shares of common stock outstanding during the period. The calculation of diluted net loss per share excludes shares of potential common stock if their effect is anti-dilutive. Potential common stock consists of shares of common stock that are incremental common shares issuable upon the exercise of stock options and warrants, computed using the treasury stock method.

         The total number of shares excluded from the calculation of diluted net loss per share is detailed in the table below (in thousands):

                                                    Three months ended          Nine months ended
                                                       December 31,               December 31,
                                              ------------    -----------   ----------   -----------
                                                  2004            2003         2004         2003
                                              ------------    -----------   ----------  ------------
          Outstanding stock options                  6,782          7,232        6,782         7,232
          Shares issuable under warrants                 -            138            -           138
                                              ------------    -----------   ----------  ------------
          Total                                      6,782          7,370        6,782         7,370
                                              ============    ===========   ==========  ============


NOTE 4.  CONCENTRATION OF CREDIT RISK

         Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents, short-term investments, unbilled receivables, accounts receivable and a note receivable. Cash and cash equivalents are deposited with financial institutions that management believes are credit worthy. The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral from its customers. At December 31, 2004, two customers accounted for 30% and 17 % of the Company's accounts receivable and unbilled receivables combined. At December 31, 2003, three customers accounted for 23%, 14%, 10% of the Company's accounts receivable and unbilled receivables combined.

NOTE 5.  COMPREHENSIVE LOSS

         Other comprehensive loss consists of gains and losses that are not recorded in the statements of operations but instead are recorded directly to stockholders' equity. For the three and nine months ended December 31, 2004, comprehensive loss was $1.8 million and $7.7 million, respectively. The difference between net loss and comprehensive loss for the three and nine months ended December 31, 2004, is the result of foreign currency translation gains and losses and the net unrealized gains and losses on available for sale securities in the aggregate amount of net gain of $254,000 and net gain of $226,000, respectively.

         For the three months and nine months ended December 31, 2003, comprehensive loss was $2.2 million and $11.0 million, respectively. The difference between net loss and comprehensive loss for the three months and six months ended December 31, 2003, is the result of foreign currency translation gains and losses and the net unrealized gains and losses on available for sale securities in the aggregate amount of net loss of $13,000 and $32,000, respectively.


NOTE 6.  ACCRUED LIABILITIES

         Accrued liabilities consist of the following (in thousands):

                                                                            December 31,        March 31,
                                                                                2004               2004
                                                                         -----------------  -----------------

           Payroll and related expenses                                   $           704    $           888
           Professional fees                                                          522                528
           Derivative action settlement and defense costs                             702                  -
           Other accrued expenses                                                     609                828
           Amounts received from HPL's former Chief Executive Officer               4,335              4,335
                                                                         -----------------  -----------------
                                                                          $         6,872    $         6,579
                                                                         =================  =================


         The derivative action settlement and defense costs relates to funds received from the Company's third-layer excess carrier which have been placed in escrow as described in Note 2 above for the purpose of settling the derivative action and funding certain defense costs. There is a corresponding balance in other current assets representing the cash balance in the escrow account at December 31, 2004. As funds are disbursed out of the escrow account, the other current asset account will be reduced with a corresponding reduction in accrued liabilities.

         Although the amounts received from HPL's former Chief Executive Officer are included in accrued liabilities, the Company does not expect it will be required to repay this sum. As part of the former Chief Executive Officer's settlement in the derivative action, he has agreed to forgo any claim he may have against the Company related to the $4,335,000. On final resolution of the derivative action, this amount will become part of additional paid-in capital.

NOTE 7.  INTANGIBLE ASSETS

Intangible assets consist of the following (in thousands):

                                                                      December 31, 2004
                                                    -----------------------------------------------------
                                    Amortization     Gross Carrying     Accumulated        Net Carrying
                                      Period            Amount          Amortization          Amount
                                 ----------------   ----------------   ---------------   ----------------
            Existing technology       3 years        $        2,760     $      (2,625)    $          135
            Modular library           3 years                 1,220            (1,169)                51
                                                    ----------------   ---------------   ----------------
                                                     $        3,980     $      (3,794)    $          186
                                                    ================   ===============   ================

                                                                         March 31, 2004
                                                    -----------------------------------------------------
                                    Amortization     Gross Carrying     Accumulated        Net Carrying
                                       Period            Amount         Amortization          Amount
                                 ----------------   ----------------   ----------------   ----------------
            Existing technology        3 years       $        2,760     $       (1,935)    $         825
            Modular library            3 years                1,220               (864)              356
                                                    ----------------   ----------------   ----------------
                                                     $        3,980     $       (2,799)    $       1,181
                                                    ================   ================   ================


         The amortization of intangible assets was $995,000 for the nine months ended December 31, 2004 and 2003.

         The estimated future amortization of intangible assets for the remaining three months ending March 31, 2005 is $186,000.


NOTE 8.  STOCK-BASED COMPENSATION

        The Company accounts for stock-based compensation in accordance with the provisions of Accounting Principles Board Opinion No. 25 ("APB No. 25"), Accounting for Stock Issued to Employees, and complies with the disclosure provisions of SFAS No. 123 as amended by SFAS No.148, Accounting for Stock-Based Compensation - Transition and Disclosures. Deferred compensation recognized under APB No. 25 is amortized to expense using the graded vesting method. The Company accounts for stock options and warrants issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force No. 96-18 under the fair value based method.

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

                                                                        Three months ended              Nine months ended
                                                                           December 31,                    December 31,
                                                                   ----------------------------   -----------------------------
                                                                       2004            2003           2004             2003
                                                                   ------------    ------------   ------------    -------------
            Net loss as reported:                                   $    (1,826)    $    (2,232)   $    (7,710)    $    (11,036)
            Add: stock-based employee compensation expense
             included in reported net loss under APB No. 25                  12             117             35              245
            Deduct:  total employee stock-based compensation
             determined under fair value based method for all
             awards, net of related tax effects                             (80)           (167)          (426)            (213)
                                                                   ------------    ------------   ------------    -------------
            Pro forma net loss                                      $    (1,894)    $    (2,282)   $    (8,101)    $    (11,004)
                                                                   ============    ============   ============    =============
            Basic and diluted net loss per share:
             As reported                                            $     (0.06)    $     (0.07)   $     (0.25)    $      (0.35)
             Pro forma                                              $     (0.06)    $     (0.07)   $     (0.26)    $      (0.35)

NOTE 9.  SEGMENT AND GEOGRAPHIC INFORMATION

         The Company has determined that it has one reportable business segment: the sale of yield optimization software and services used in the design, fabrication and testing of semiconductors and flat panel displays.

         The following is a geographic breakdown of the Company's revenues by destination for the following periods (in thousands):

                                        Three months ended            Nine months ended
                                            December 31,                 December 31,
                                   ---------------------------   ---------------------------
                                       2004           2003           2004            2003
                                   ------------   ------------   ------------   ------------
            United States           $    1,308     $    1,929     $    3,016     $    3,767
            Japan                        1,092            707          1,995          2,954
            Rest of Asia                   326            455          2,556          1,352
            Rest of the world              131            427            241            801
                                   ------------   ------------   ------------   ------------
            Total                   $    2,857     $    3,518     $    7,808     $    8,874
                                   ============   ============   ============   ============

         For the three months ended December 31, 2004, the Company derived revenue from three customers which comprised 25%, 18% and 14% of the Company's total revenues, respectively.

         For the nine months ended December 31, 2004, the Company derived revenue from three customers which comprised 17%, 16% and 11% of the Company's total revenues, respectively.

         For the three months ended December 31, 2003, the Company derived revenue from two customers which comprised 16% and 12% of the Company's total revenues, respectively.

         For the nine months ended December 31, 2003, the Company derived revenue from two customers which comprised 17% and 17% of the Company's total revenues, respectively.


NOTE 10.  GUARANTEES AND INDEMNIFICATIONS

   Indemnification Obligations

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

         To limit the Company's exposure to indemnification claims by directors and officers, the Company obtained in July 2001 four directors and officers liability insurance policies with aggregate limits of $20 million. The validity of these policies is being contested with respect to coverage for the Company, Mr. Lepejian, the Company's former President and Chief Executive Officer, and other of the Company's current and former directors and officers. In February 2003, the Company obtained two new directors and officers' liability insurance policies with aggregate policy limits of $10 million which were renewed in February 2004. These two new policies exclude claims relating to prior acts, including the acts giving rise to the previous restatement of the Company's financial statements.

         Certain of the Company's current and former directors and officers have been named as defendants in the litigation described in Note 2. Except for our former Chief Financial Officer, who has requested advancement of expenses in connection with her deposition before the SEC, no other directors or former officers have requested indemnification from the Company. However, if the Company is unable to settle its litigation, it expects all of the defendant directors and officers will demand indemnification and advancement of expenses under their respective indemnification agreements. Because management is not currently able to evaluate the likelihood of an unfavorable outcome or an estimate of the amount or range of potential loss, management cannot determine the estimated fair value of these obligations and, accordingly, the Company has recorded no liability for these obligations as of December 31, 2004.

         The Company is also obligated to provide indemnification to the underwriters in its initial public offering pursuant to an Underwriting Agreement, dated July 30, 2001, by and among the Company, UBS Warburg LLC, Dain Rauscher Wessels, Wit SoundView Corporation and Adams Harkness & Hill, Inc., as representatives of the several underwriters (the "Underwriting Agreement"). In October 2002, UBS Warburg was named as a defendant in a lawsuit relating to the Company's issuance of stock in the acquisition of Covalar Technologies Group, Inc. Pursuant to the Underwriting Agreement, UBS Warburg demanded that the Company indemnify it in connection with this matter and advance its litigation expenses. While the Company had obtained insurance to cover its obligation to indemnify and advance UBS Warburg's expenses, its insurers have raised certain defenses to coverage. Furthermore, even if coverage is afforded, coverage for these indemnification obligations is subject to a sub-limit of $1,000,000. Because management is not currently able to evaluate the likelihood of an unfavorable outcome or an estimate of the amount or range of potential loss, management cannot determine the estimated fair value of these obligations and, accordingly, the Company has recorded no liability for these obligations as of December 31, 2004.

         The Company includes standard intellectual property indemnification clauses in its software license agreements. Pursuant to these provisions, HPL agrees to hold harmless and defend the indemnified party, generally HPL's business partners and customers, in connection with certain patent, copyright or trade secret infringement claims by third parties with respect to HPL's products. The term of the indemnification provisions is generally for the term of the license agreement and the applicable statute of limitations. The Company believes the estimated fair value of these obligations is minimal. HPL has recorded no liabilities for these obligations as of December 31, 2004 and has never had to make a payment under such indemnification provisions.

   Warranties

      The Company offers its customers a warranty that its products will conform to the documentation provided with the products. To date, there have been no payments or material costs incurred related to fulfilling these warranty obligations. Accordingly, the Company has no liabilities recorded for these warranties as of December 31, 2004. The Company assesses the need for a warranty accrual on a quarterly basis, and there can be no guarantee that a warranty accrual will not become necessary in the future.

NOTE 11.  RECENT ACCOUNTING PRONOUNCEMENTS


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

         In December 2004, the FASB issued SFAS No. 123 (revised
2004),"Share-Based Payment." This Statement is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No.25, "Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123(R) requires that compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. This statement is effective beginning with the Company's second quarter ending September 30, 2005. The Company is currently evaluating the requirements of SFAS No. 123(R) and although the Company believes the impact to its financial statements will be in a similar range as the amounts presented in its pro forma financial results required to be disclosed under the current SFAS No. 123, the Company has not yet fully determined its impact on its consolidated financial statements.

         In December 2004, the FASB issued SFAS No. 153, "Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 20, Accounting for Non-monetary Transactions." The amendments made by this Statement are based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. This Statement also eliminates the exception for non-monetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of non-monetary assets that do not have commercial substance. The Company is required to adopt the provisions of this Statement beginning April 1, 2006 for all non-monetary asset exchanges and will apply its provisions prospectively upon adoption. The Company does not believe this will have a material impact on its consolidated financial statements.



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

Since going public in 2001, we have not achieved profitability on a quarterly or annual basis. At December 31, 2004, we had $5.1 million in cash, cash equivalents and short term investments and an accumulated deficit of $105.8 million. As we continue to strive to build our customer base and further develop new products, we expect to continue to incur net operating losses at least through our year ending March 31, 2005. We will need to generate significantly higher revenues in order to support research and development, sales and marketing and general and administrative expenses, and to achieve and maintain profitability. Our ability to generate higher revenues may continue to be impacted by our litigation, the capital spending trends of our potential and current customers in the semiconductor industry, the lead time to get our new products to market and our ability to compete in our market segment. See "Liquidity and Capital Resources" below.

         In the three and nine months ended December 31, 2004 and 2003, a relatively small number of customers accounted for a large portion of our revenue, and the composition of these customers' changes from period to period. This is because our products have a lengthy sales cycle and are characterized by large license fees or engagement contracts. During the three months ended December 31, 2004 and December 31, 2003, three customers and two customers, accounted for 57% and 28% of our revenues, respectively. During the nine months ended December 31, 2004 and December 31, 2003, three customers and two customers, accounted for 44% and 34% of our revenues, respectively.

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

         We believe there have been no significant changes in our critical accounting estimates during the nine months ended December 31, 2004 as compared to what was previously disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended March 31, 2004.

RECENT ACCOUNTING PRONOUNCEMENTS

                  In September 2004, the EITF delayed the effective date for the recognition and measurement guidance previously discussed under EITF Issue No. 03-01, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("EITF 03-01") as included in paragraphs 10-20 of the proposed statement. The proposed statement will clarify the meaning of other-than-temporary impairment and its application to investments in debt and equity securities, in particular investments within the scope of FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and investments accounted for under the cost method. We are currently evaluating the effect of this proposed statement on our financial position and results of operations.

         In December 2004, the FASB issued SFAS No. 123(R) (revised
2004),"Share-Based Payment." This Statement is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No.25, "Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123(R) requires that compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. This statement is effective beginning with our quarter ending September 30, 2005. We are currently evaluating the requirements of SFAS No. 123(R) and although we believe the impact to our financial statements will be in a similar range as the amounts presented in our pro forma financial results required to be disclosed under the current SFAS No. 123, we have not yet fully determined its impact on our consolidated financial statements.

         In December 2004, the FASB issued SFAS No. 153, "Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 20, Accounting for Non-monetary Transactions." The amendments made by this Statement are based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. This Statement also eliminates the exception for non-monetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of non-monetary assets that do not have commercial substance. We are required to adopt the provisions of this Statement beginning April 1, 2006 for all non-monetary asset exchanges and we will apply its provisions prospectively upon adoption. We do not believe this will have a material impact on our consolidated financial statements.

RESULTS OF OPERATIONS


Comparison of the three and nine months ended December 31, 2004 and 2003

         Revenues. Total revenues decreased to $2.9 million in the three months ended December 31, 2004 from $3.5 million in the three months ended December 31, 2003, or a decrease of 17%. Total revenues decreased to $7.8 million in the nine months ended December 31, 2004 from $8.9 million in the nine months ended December 31, 2003, or a decrease of 12%. Our sales cycle for the license of our software products has historically been very long as our customers spend a significant amount of time evaluating our products. The decrease in revenue is primarily due to a decline in customer orders during the three months ended December 31, 2004 compared to the corresponding three months ended December 31, 2003. Customer purchase orders typically include integration and installation services and acceptance criteria. As such, we defer a significant amount of our license revenue until integration and installation services are complete, rights of return lapse and final acceptance occurs. The amount of our license revenue is currently at levels that have resulted in no meaningful trend from period to period, and our ability to sell our products in the future may be adversely affected by our pending lawsuits.

         Our revenues were highly concentrated. During the three months ended December 31, 2004 and December 31, 2003, three customers and two customers, accounted for 57% and 28% of our revenues, respectively. During the nine months ended December 31, 2004 and December 31, 2003, three customers and two customers, accounted for 44% and 34% of our revenues, respectively.

         Software license revenue decreased to $1.1 million in the three months ended December 31, 2004 from $1.7 million in the three months ended December 31, 2003. Software license revenue decreased to $2.8 million in the nine months ended December 31, 2004 from $3.7 million in the nine months ended December 31, 2003. The decrease in our license revenue during the three and nine months ended December 31, 2004 is primarily due to a decline in new licenses during the three and nine months ended December 31, 2004 compared with the three and nine months ended December 31, 2003.

         Consulting services, maintenance and other revenues decreased slightly to $1.7 million in the three months ended December 31, 2004, from $1.8 million in the three months ended December 31, 2003. Consulting services, maintenance and other revenues decreased slightly to $5.0 million in the nine months ended December 31, 2004, from $5.2 million in the nine months ended December 31, 2003.

         Gross profit. As a percentage of revenues, gross profit decreased to 69% for the three months ended December 31, 2004 from 82%, for the three months ended December 31, 2003. As a percentage of revenues, gross profit decreased to 69% for the nine months ended December 31, 2004 from 73%, for the nine months ended December 31, 2003. Gross profit has been and will continue to be affected by a variety of factors, the most important of which is the relative mix of revenues in the period among software licenses, maintenance fees and consulting services.

         Research and development. Research and development expenses represented 54% of revenues in the three months ended December 31, 2004, compared to 42% of revenues in the three months ended December 31, 2003. Research and development expenses represented 62% of revenues in the nine months ended December 31, 2004, compared to 55% of revenues in the nine months ended December 31, 2003. Actual costs remained flat at $1.5 million for the three months ended December 31, 2004, and 2003. Actual costs remained flat at $4.9 million for the nine months ended December 31, 2004 and 2003. Salaries and related benefits of research and development engineers represent the single largest component of our research and development expenses. We expect our research and development expenses to remain relatively stable for the foreseeable future.

         Sales, general and administrative. Sales, general and administrative expenses for the three months ended December 31, 2004 were $1.9 million, or 68% of revenues, compared to $3.2 million, or 92% of revenues in the three months ended December 31, 2003. The decrease in costs was primarily due to decreases in staff in the amount of approximately $600,000 and lower professional fees associated with our pending litigation in the amount of approximately $700,000. Sales, general and administrative expenses for the nine months ended December 31, 2004 were $6.3 million, or 80% of revenues, compared to $11.5 million, or 130% of revenues in the nine months ended December 31, 2003. The decrease in costs was primarily due to decreases in staff in the amount of approximately $1.2 million and lower professional fees associated with our pending litigation in the amount of approximately $2.4 million.

         Stock-based compensation. Stock-based compensation expense for the three months ended December 31, 2004 decreased to $12,000, compared with $117,000 for the three months ended December 31, 2003. Stock-based compensation expense for the nine months ended December 31, 2004 decreased to $36,000, compared with $245,000 for the nine months ended December 31, 2003. The decrease was primary a result of reversing previously expensed stock-based compensation that was being amortized on an accelerated basis that was not earned by certain terminated employees during the three and nine months ended December 31, 2004.

         Amortization of intangible assets. Amortization of intangible assets was $332,000 in the three months ended December 31, 2004 and December 31, 2003. Amortization of intangible assets was $995,000 in the nine months ended December 31, 2004 and the nine months ended December 31, 2003. The estimated quarterly amortization of intangible assets will be $186,000 in the quarter ending March 31, 2005.

         Interest income (expense) and other, net. Interest income, net of interest and other expenses for the three months ended December 31, 2004, was $25,000, compared to $39,000 for the three months ended December 31, 2003. Interest income, net of interest and other expenses for the nine months ended December 31, 2004, was $117,000 compared to $135,000 for the nine months ended December 31, 2003. The decrease was due to lower interest income from lower average balances of cash, cash equivalents and short-term investments during the three months ended December 31, 2004.

         Provision for income taxes. In the three and nine months ended December 31, 2004 and 2003, we incurred operating losses for which we have recorded valuation allowances for the full amount of our net deferred tax assets, because the future realization of the deferred tax assets was not likely as of December 31, 2004 and 2003. Our income tax provision of $9,000 in the three months ended December 31, 2004 was primarily from the Company's international subsidiaries payable to the local jurisdictions. Our income tax benefit of $135,000 in the nine months ended December 31, 2004 was primarily due to a tax refund resulting from filing an amended income tax return for the prior year which was never recorded as a receivable in prior period financial statements.


LIQUIDITY AND CAPITAL RESOURCES

         Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary if we are unable to continue as a going concern. We have experienced net losses and negative cash flows since going public in July 2001 and as of December 31, 2004 we had an accumulated deficit of $105.8 million. We expect to have a net operating loss in our year ending March 31, 2005. For the nine months ended December 31, 2004 cash used in operations and to fund capital expenditures was $5.1 million. Our continuing losses raise doubt about our ability to continue as a going concern unless we increase our revenues or raise additional capital. At December 31, 2004, we had approximately $5.1 million in cash and cash equivalents and short-term investments. Our current operating plan for the year ending March 31, 2005 projects that cash available from planned revenue combined with the $5.1 million in cash and cash equivalents and short-term investments on hand at December 31, 2004 will be adequate to fund operations through March 31, 2005; however, there can be no assurance that the current cash and short-term investments on hand combined with the projected revenues will be adequate to sustain operations beyond March 31, 2005. Our future cash position will be adversely affected by slow or diminished revenue growth, research and development expenses, additional sales and marketing costs and higher general and administrative expenses, such as professional fees associated with the litigation. Although we intend to seek additional funds to support our future operations, there is no assurance that we will be able to raise such funds on terms acceptable to us, or at all, until all of our pending litigation discussed in Note 2 to our Condensed Consolidated Financial Statements is resolved. If we are unable to raise adequate capital to fund our future operations, we may need to curtail our operations and seek other strategic alternatives.

         Net cash used in operating activities was $4.9 million for the nine months ended December 31, 2004, compared to $9.0 million used in operating activities for the nine months ended December 31, 2003, mainly due to a lower operating loss and higher accounts receivable collection during the nine months ended December 31, 2004.

         Net cash provided by investing activities was $1.4 million for the nine months ended December 31, 2004, compared to $4.5 million used in operating activities for the nine months ended December 31, 2003. The cash provided by investing activities for the nine months ended December 31, 2003 consisted primarily of the sale of marketable securities in the amount of $1.8 million.

         Net cash used in financing activities was $68,000 for the nine months ended December 31, 2004. Net cash used in financing activities was $1.8 million for the nine months ended December 31, 2003, mainly due to the repayment of our $1.5 million convertible debenture and $281,000 in payments of capital lease obligations.

         We have commitments that will expire at various times through 2010. We lease offices and certain property and equipment under non-cancelable operating leases that will expire in 2010 with certain renewal options. Otherwise, we have no other significant contractual obligations or commitments that were not recorded in our financial statements. At December 31, 2004, a summary of our contractual commitments is as follows:

                                                                  Payment Due by Fiscal Year
                             ------------------------------------------------------------------------------------------
                                          Remainder of
                                 Total        2005         2006         2007         2008         2009         2010
                             ------------ ------------ ------------ ------------ ------------ ------------ ------------
Capital Lease Obligation      $       49   $        9   $       27   $       13   $        -   $        -   $        -
Rent Obligation                    1,971          362        1,243          135          115          115           86
                             ------------ ------------ ------------ ------------ ------------ ------------ ------------
Total                         $    2,020   $      371   $    1,270   $      148   $      115   $      115   $       86
                             ============ ============ ============ ============ ============ ============ ============


Overall, we used $2.0 million of cash, cash equivalents, and short-term investments during the three months ended December 31, 2004. We estimate that we will continue to use cash through our year ending March 31, 2005 to fund operating losses.


RISK FACTORS

RISKS ASSOCIATED WITH OUR BUSINESS

We need to increase revenues, reduce costs or raise additional capital to fund our operating activities.

         We currently are able to pay our debts and meet our obligations as they become due, and we believe that our existing capital resources will be sufficient to satisfy our current and projected funding requirements through March 31, 2005. Although these estimates reflect our current expectations, it is possible that our actual expenditures could exceed these estimates, or that our revenues could fall short of expectations, which, in either case, would shorten the time during which we could fund our operations. We intend to seek additional funding to support our future operations through public or private sales of our equity or debt securities. However, our pending securities litigation raises uncertainty regarding the financial condition and long term viability of the Company. Until these matters are resolved, it may be difficult for the Company to raise additional capital on terms acceptable to the Company, or at all. If we are unable to obtain additional funds to support our operations, we may need to reduce or curtail our operations, and you may lose your investment in our company.

We expect to issue shares of common stock in settlement of our pending litigation matters and any such issuances could be highly dilutive to our existing investors.

         We are currently attempting to settle our pending litigation matters and, in an effort to preserve operating capital, we expect to issue shares of common stock to the plaintiffs in these actions. We recently entered into settlements in the Securities Class Action and the Covalar Action whereby we have agreed to issue approximately 7 million new shares of common stock to the plaintiffs. The settlement of our other pending litigation matters will likely result in additional stock issuances, which could be dilutive to our existing stockholders and could depress our stock price.

An investment in our securities is highly speculative.

         We have sustained a substantial decline in the value of our securities since announcing the accounting and financial inaccuracies in our previously filed financial statements for the years ended March 31, 2001 and 2002 and our securities have been delisted from the Nasdaq National Market System. We have also been named in a number of lawsuits. The ultimate cost and effect of these matters on the financial condition, results of operations, customer relations and management of the Company is unknown at this time. If the Company is unsuccessful in defending itself in these actions, we may face significant damage awards that could materially impair our liquidity and results of operations Accordingly, an investment in our securities is highly speculative and should not be made unless you are prepared to lose your entire investment.

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

         In each of the years ended March 31, 2004, 2003, and 2002, customers that individually accounted for at least 10% of our revenues together represented 42%, 61% and 66% of our revenues, respectively, and in each of these years, there was substantial change among the companies that represented our largest customers. In the nine months ended December 31, 2004, sales to three customers accounted for 17%, 16% and 11%, respectively, of our revenues. Because we derive most of our revenues from a few customers and because our existing customers' needs for additional products are based on intermittent events, such as the introduction of new technologies or processes, building of new facilities or the need to increase capacity of existing facilities, our largest customers change from period to period. Delays or failures in selling new licenses to existing or new customers would cause significant period-to-period changes in our operating results, which may result in our failure to meet market expectations. We may also incur significant expense and devote management attention to the pursuit of potentially significant license revenues, but ultimately fail to secure these revenues.

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

         We incurred $9.1 million in charges related to our estimated cost of settling our litigation described in Note 2 to the condensed consolidated financial statements based on the estimated value of the new shares of our stock we have agreed to issue and expect to issue. We may incur additional charges related to settling these matters as we revalue the accrual for issuances quarterly until the shares are actually issued.

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

Interest Rate Risk

         We invest excess cash in debt instruments of the U.S. Government and its agencies, and in high quality corporate issuers and, limit the amount of credit exposure to any one issuer. Our investments in fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates. We believe that a change in long-term interest rates would not have a material effect on our business, financial condition results of operations or cash flow. Our cash and cash equivalents consist of cash and highly liquid money market instruments with original or remaining maturities of 90 days or less. Because of the short maturities of these instruments, a sudden change in market interest rates would not have a material impact on the fair value of the portfolio, but it may cause the amount of income we derive to vary significantly from period to period. A hypothetical 10% increase in interest rates would result in an approximate $4,000 decrease in the fair value of our available-for-sale securities as of December 31, 2004.

Foreign Exchange Risk

         Our foreign sales are primarily denominated in U.S. dollars and, as a result, we have relatively little exposure to foreign currency exchange risk with respect to revenues. Our sales through our Japanese subsidiary, which represented approximately 16% and 9% of total revenues for the three months and nine months ended December 31, 2004, are denominated in Yen. A 10% adverse change in Yen exchange rates would not have had a material impact on revenues for the three months ended December 31, 2004.

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


                               HPL Technologies, Inc.


Date:  February 14, 2005       By:   /s/ CARY D. VANDENBERG

                                     -------------------------------------------
                                     Cary D. Vandenberg
                                     President and Chief Executive Officer

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

Date:  February 14, 2005


/s/ Cary D. Vandenberg
---------------------------------
Cary D. Vandenberg
President and Chief Executive Officer

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

Date:  February 14, 2005


/s/ Michael P. Scarpelli
----------------------------------
Michael P. Scarpelli
Chief Financial Officer

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


Date:  February 14, 2005
                                        /s/ CARY D. VANDENBERG

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


Date:   February 14, 2005
                                       /s/ Michael P. Scarpelli

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