Form 10-K
period 2005-03-31
HPL TECHNOLOGIES INC
filed 2005-06-29
CIK 1121980

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

       |X|     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 2005

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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 under the Securities Exchange Act of 1934). Yes |_| No |X|

           The aggregate market value of the shares of the registrant's common stock held by non-affiliates of the registrant (all stockholders other than officers, directors and 5% or greater stockholders) as of September 30, 2004 was $11,359,716 (based upon an average of the closing bid and asked price of $0.57 per share as of such date, as reported in the "Pink Sheets" published by Pink Sheets LLC).

         As of May 31, 2005, the registrant had outstanding 38,768,065 shares of common stock.

                                TABLE OF CONTENTS

                       PART I

Item 1     Business                                                                                              4


Item 2     Properties                                                                                            16


Item 3     Legal Proceedings                                                                                     16


Item 4     Submission of Matters to a Vote of Security Holders                                                   18


                       PART II

Item 5     Market for Registrant's Common Stock, Related Stockholder Matters and Issuer Purchases of Equity      19

           Securities

Item 6     Selected Financial Data                                                                               19


Item 7     Management's Discussion and Analysis of Financial Condition and Results of Operations                 21


Item 7A    Quantitative and Qualitative Disclosures about Market Risk                                            40


Item 8     Financial Statements and Supplementary Data                                                           42


Item 9     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure                  67


Item 9A    Controls and Procedures                                                                               67


                      PART III

Item 10    Directors and Executive Officers of the Registrant                                                    69


Item 11    Executive Compensation                                                                                69


Item 12    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters        72


Item 13    Certain Relationships and Related Transactions                                                        73


Item 14    Principal Accountant Fees and Services                                                                73


                       PART IV

Item 15    Exhibits and Financial Statement Schedules                                                            74


PART I

GENERAL

FORWARD-LOOKING STATEMENTS

         This report contains forward-looking statements that involve substantial risks and uncertainties. In some cases you can identify these statements by forward-looking words such as "anticipate", "believe", "could", "estimate", "expect", "intend", "may", "should", "will", and "would" or similar words. You should read statements that contain these words carefully because they may discuss our future expectations, contain projections of our future results of operations or of our financial condition or state other "forward-looking" information. However, there may be events in the future that we are not able to accurately predict or control. The factors listed in Item 7 under the caption "Risk Factors", as well as any cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should be aware that the occurrence of any of the events described in these risk factors and elsewhere in this report could have a material adverse effect on our business, financial condition and results of operations.

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


INDUSTRY BACKGROUND

Semiconductor Industry

         The semiconductor product development process can be grouped into three broad stages: 1) process technology development, 2) design and 3) manufacturing. These stages are described below:

         1) Process Technology Development. Semiconductor production begins with the development of "process technology", during which a semiconductor fabricator determines device characteristics and assesses the yield impact on manufacturing margins. Based on the results of the assessment, physical "design rules" and electrical "process parameters" are created to assure that products can be reliably produced in a given fabrication facility. These design rules and process parameters guide the product design process in the second stage of product development, described below.

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

         The latest estimates by DisplaySearch predict the global FPD market (including AM-LCD) will grow 140% to $62 billion by the end of 2006. The projected demand for LCD-TVs, forecasted to be at a 76.5% compound annual growth rate, is the future growth driver for the FPD market with about 189 million units expected to be shipped by 2006. Manufacturing cost reductions, faster ramp, improved return on investment, and higher yields driven by yield management solutions will enhance the performance of FPD manufacturers.

         The move to new FPD substrate sizes (i.e. generations 6 and 7) is expected to reduce manufacturing costs. In addition, the improvements in manufacturing processes are focused on cost reduction with the introduction of new processes in the thin film transistor ("TFT") array, color filter, liquid crystal and module process. These new changes present significant manufacturing and yield management challenges. FPD yield management solutions empower engineers to solve yield related problems by aggregating all yield-relevant data and providing them with sophisticated analysis techniques.

         Currently, most FPD yield management tools are internally developed by FPD manufacturers. The development and integration of these yield management tools is a significant challenge for FPD manufacturers and a significant driving force for implementing commercial yield management tools that are scalable, collaborative, open, reliable and extensible.

HPL PRODUCTS AND TECHNOLOGY

         HPL provides an integrated suite of yield enhancement software solutions that enables customers to optimize yields in all three stages of semiconductor development: process technology development, design and manufacturing. Derived from years of experience working with leading semiconductor manufacturing companies, HPL has embedded much of the industry's best practices directly into its yield optimization products. HPL's yield optimization software delivers high-impact business results by reducing the time to high yield through streamlined data analysis and enhancing collaboration among process technology development, design and manufacturing.

Odyssey(TM)

         Odyssey is a production-proven defect and yield data management solution. Odyssey and its predecessors are in use at over seventy manufacturing sites worldwide. Odyssey delivers results efficiently and reliably, leveraging error-correcting processes to assure users of maximum up-time. It has an open and equipment vendor-neutral architecture that supports most inspection, review and classification tools with a full range of charting, wafer mapping, statistical analysis and lot dispositioning solutions. Odyssey is easy to use and provides high productivity with its all-in-one graphical user interface ("GUI"). Odyssey simplifies and automates in-line defect analysis, reducing cycle times and enabling engineers to address other critical yield-limiting issues.

         Odyssey also efficiently correlates different data types to quickly deduce the root cause of manufacturing problems. Advanced Data Mining algorithms uncover hidden correlations, and easy-to-use templates automate daily and repetitive analyses at preset intervals. Odyssey includes several optional analysis modules including:

         Metrology, which collects and analyzes data from inline production equipment. Metrology captures measurements such as resistivity, critical dimensions, wafer flatness, and oxide and etch rate monitors;

         Parametric, which analyzes data collected from inline Wafer Electrical Test and end-of-line Wafer Acceptance Test automatic test equipment. Standard support is included for systems such as Agilent and Keithley testers;

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

DSSA Sentry

         DSSA Sentry is a new production-proven tool that employs defect spatial signature analysis ("DSSA") algorithms to automatically classify the distributions of defects found on semiconductor wafers. These distributions appear visually as streaks, lines or other noticeable patterns of defects and usually cause large yield loss. By detecting these patterns or signatures early in the process, potential yield killers can be caught and the problem sources rapidly identified and fixed. Critical signatures like CMP and handling scratches, photo-lithography induced repeaters, and streaks are easily detected by the DSSA sentry tool. Production use has shown a signature capture rate of over 80%, compared to the typical manual review process which captures only about 5% of actual fab signatures. Consequently, DSSA Sentry offers users a high ROI by finding more yield killers earlier in the process.

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

Cell Designer

         Cell Designer addresses the core issue of Design for Manufacturability ("DFM"): predicting the electrical performance of a circuit manufactured on silicon in a specific process. Starting from a circuit's layout level representation, calibrated process simulation accurately predicts the effects of lithography, etch and process variability to obtain physical predictions for circuit performance and yield. Utilizing tight integration between process and circuit simulation environments, Cell Designer enables rapid, what-if analysis and fast, interactive operation. Cell Designer can be applied to a wide variety of design styles, including memory, standard cell and custom logic. Designers using Cell Designer may produce better, more accurate and better yielding circuits than previously possible. We market and sell Cell Designer under an exclusive agreement with Sequoia Design Systems, Inc., the developer of the product.

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

Odyssey-FPD

         Odyssey-FPD is a yield optimization solution built specifically for the unique challenges of FPD manufacturers. Odyssey-FPD leverages our highly scalable Odyssey platform. This enables FPD customers to integrate relevant manufacturing data, including defect, parametric and test, into a seamless and powerful yield optimization environment.

         Odyssey-FPD is tailored to the FPD industry's yield management needs and provides the information control backbone of fab-wide data. It gathers, integrates and leverages all yield, process and test-floor related data into an automated, customizable and easy to use data collection, analysis and reporting system. The benefits to customers are numerous, but relate primarily to accelerated yield learning rates and reduced time to corrective action for yield and process excursions. With its "analysis recorder" automated functionality and an enterprise development toolkit, production lots are dispositioned more quickly, increasing productivity; excursions are identified in real time, and engineering resources are freed from repetitive tasks, enabling them to concentrate on corrective actions.

TestChip Technologies Products and Services

         Our TestChip products address the needs of semiconductor companies in many aspects of process technology development, design and manufacturing. Developing process technology is a lengthy process that frequently takes 18-24 months, and requires a number of expert resources to design and validate each process step, followed by process qualification. The complexity of smaller chip features, such as 90 nm and 65 nm (known as "nodes"), requires a large number of devices and circuits that characterize not only each process step, but also the integrated process behavior and performance. This increasing complexity, coupled with smaller chip sizes, is causing semiconductor producers to adopt yield solutions such as those offered by our TestChip products.

         HPL's TestChip products provide capabilities to accelerate semiconductor process technology development to the 65nm node and beyond. Additionally, for advanced technology nodes, these products provide new and innovative methods for semiconductor manufacturing process characterization and monitoring. We have deployed advanced semiconductor process technologies using our TestChip solutions at leading IDMs. Semiconductor manufacturers have used TestChip solutions for more than eight years, at seven technology nodes and across multiple process technologies, such as CMOS, BiCMOS, Radio Frequency ("RF"), Analog and others. HPL has successfully completed TestChip projects for technology nodes from 350nm to 45nm.

         The TestChip product line consists of a library of proprietary IP and TestChip circuits, supplemented by powerful software products, and services, each of which are described more fully below. HPL will also customize the TestChip Technology IP and services to better enable project success.

TestChip Technology Development IP & Chip Sets

         Our proprietary TestChip IP contains over 1,500 standard module elements to address the full breadth of advanced CMOS technology development concerns, including 193nm lithography, copper and low-k interconnect integration, and advanced transistor development. Our TestChip IP also contains elements for improving yield in test structures, non-volatile memory, Silicon-on-Insulator ("SOI"), high-power devices, Silicon-Germanium, and RF devices. From this IP, we can produce GDSII, HTML documentation and test programs, all generated from a common database resulting in consistent and high quality results.

TestChip TechXpress Array Technology Platforms

         Our TestChip TechXpress(TM) array technology platforms alleviate many issues involved in sub-130nm technology development and monitoring. Traditional methods allow a limited number of devices and circuits to be used for identifying and resolving process and yield issues. Our TechXpress(TM) array platforms dramatically increase the number of devices and circuits that can be used, thereby resulting in more effective identification, diagnosis and resolution of process and yield issues.

         The TechXpress(TM) Array Family comprises three powerful technology platforms: TDSRAMTM, TDROMTM and TDParametricTM. From these technology platforms HPL has generated over twenty different unique TestChip solutions that span the entire semiconductor lifecycle, each targeted at solving specific problems encountered at the various stages of process life cycle. TestChip Solutions are grouped into four chip sets that are used by process integration and yield engineers to target specific tasks found at each stage of the process life cycle. The chips sets are classified as, ToolBox (for early materials and litho characterization), RaceTrack (for technology development, process integration and primary parameter characterization), OnRamp (for parametric, systematic and random defectivity based Yield Ramp) and Expressway (for parametric and systematic yield monitoring).

         Within each chip set are test vehicles that target all key areas of nanometer-era Front-End-of-Line (FEOL) and Back-End-of-Line (BEOL) process integration and yield ramp, and have proven effectiveness from 180nm to 45nm. The TestChip solutions are sold as "chip sets" combined with a powerful software analysis tool called TestChip Advantage(TM). TestChip Advantage(TM) has analysis modules customized to each of the unique TestChip solutions that enable the customer to quickly turn large amounts of TestChip data into actionable information for development and debug of their processes.

         TDSRAM: The TDSRAM is used for bitcell development and process qualification. The TDSRAM bit is designed to measure key process parameters and is intentionally more sensitive to variations and yield issues than a conventional SRAM design. The TDSRAM can also be used to measure defect densities during volume manufacturing.

         TDROM: The TDROM measures process excursion and design rule skews, making it ideally suited for process characterization and monitoring. The higher number of circuits built within a specific TDROM provide a more dramatic increase in spatial resolution than is possible with traditional test structures.

         TDParametric: The TDParametric array is unique in its ability to measure the intrinsic electrical properties of the process. It produces a parametric response that provides a finer resolution of the measurement. TDParametric can be used, among other things, for via resistance measurements and FET matching effects measurements.

         Some of the specific use cases for the array family products are bitcell development, process qualification, systematic yield loss diagnosis, process characterization and process monitoring. Customers use results derived from the arrays to correlate yield and analyze failures electrically and physically.

TestChip Advantage(TM)

         TestChip Advantage(TM) is a sophisticated analysis and data reduction software based on our yield management software. Engineers can extract answers from the wafer test data using this software, saving them invaluable time by automating tedious analysis setup and by providing customized novel viewing of the experiments that HPL provides for yield understanding and root cause yield loss assessment. Using the TestChip Advantage(TM) templates and database, we capture the knowledge and intent of the various experiments during the design phase. Yield engineers are able to access the wafer results (both historical and current) to analyze process issues and shifts prior to product yield loss.

         TestChip Advantage(TM) allows the customer to view results grouped by experiment type, by layer, and by figures of merit. Both bit map and parametric data are available with the ability to do statistical analysis of parameters over multiple wafers and lots. Trend Analysis is also available between wafers / lots including spatial analysis of failures within a die or across wafer. TestChip Advantage(TM) also enables the customer to do split lot analysis and to classify wafers based on different process equipment used. The software supports customization by the user using advanced data mining features. These capabilities allow fast wafer level analysis, all accessible from a user-friendly menu system, which in turn enables trend monitoring and identification of potential yield hits.

SALES AND MARKETING

         We rely on our direct sales force, distributors and sales agents to market our products to the semiconductor and flat panel display manufacturing markets. Our direct sales efforts have focused primarily on licensing our software products and TestChip technologies to semiconductor IDMs, foundries and flat panel display manufacturers. Our direct sales force operates out of our headquarters in San Jose, California and our facilities in Bedford, Massachusetts; Austin, Texas; Plano, Texas; Yokohama, Japan; Hsin Chu, Taiwan; and Aix-en-Provence, France.

         Our sales and marketing personnel also focus on developing our relationships with industry partners, which include semiconductor original equipment manufacturers ("OEMs") who can bundle our products in their hardware. These joint-marketing relationships provide us with access to the customer bases of these OEMs. We intend to continue to expand our industry relationships in the future.

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

COMPETITION

         The worldwide market for productivity enhancement tools and systems for semiconductor companies is highly competitive and characterized by rapidly changing technologies. We face direct competition from semiconductor companies that have developed or have the ability to develop their own proprietary yield-optimization tools and systems, as well as third-party providers of yield-management software and services.

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

INTELLECTUAL PROPERTY

         Our future success and competitive position depends heavily upon our continued ability to develop new proprietary technology while protecting our existing intellectual property. To protect our products and their underlying technology, and to prevent competitors from using our technology in their products, we use a combination of patents, trade secrets and copyrights. As of March 31, 2005, we held ten U.S. patents and five Taiwan patents, expiring at different times between 2013 and 2025, had two pending U.S. patents, and eight U.S. patent applications and twelve foreign patent applications in process. We expect that, if granted, the duration of these patents will be 20 years from the date of filing the application. We continue to vigilantly pursue U.S. and foreign patent filings. We have additional patent applications that we are developing internally and may file in the future.

         There is no assurance that any of our current or future patent applications will result in the issuance of patents, and our existing or future patents may be circumvented, declared invalid or challenged as to scope or ownership. For these and other reasons, we may not realize any competitive advantage from our existing patents and any patents that we may be granted in the future. Furthermore, our competitors may develop technologies that are similar or superior to our proprietary technologies or design around any patents that we may hold. To the extent that others are able to obtain patents that overlap with our technologies or processes, we may be required to license these patents.

If we are unable to license these patents or obtain licenses on acceptable terms, we may need to alter our products or discontinue selling them altogether. In addition, we have not secured patent protection in all foreign countries for all equivalent U.S. patents we hold and we cannot be certain that the steps we take to prevent misappropriation of our intellectual property abroad will be effective, or that the application of foreign laws to technology developed abroad will not adversely affect the validity or enforceability of our U.S. patents.

         Much of our intellectual property has not been patented or is not patentable. Accordingly, we have historically protected our non-patented intellectual property as a trade secret. Trade secret protection is in many ways inferior to patent protection. Others may reverse-engineer our non-patented technologies and lawfully use any underlying technology that is discovered in this process. We typically enter into confidentiality agreements with prospective customers, distributors and business partners prior to disclosing material proprietary information. These agreements prohibit unauthorized use and disclosure of our trade secrets and other proprietary information. We currently require all of our employees to enter into similar agreements. While we believe that these agreements provide a measure of protection of our intellectual property, they may be declared invalid or unenforceable, or we may not have the resources to seek enforcement in the event of a breach. Additionally, courts only protect trade secrets from misappropriation to the extent that we have taken reasonable steps to protect the confidentiality of these trade secrets. It is possible that a court would find our trade-secret protection practices inadequate and declare portions of our trade secrets unprotected from misappropriation.

         Much of our source code is written by programmers and engineers in the Republic of Armenia. We generally rely on U.S. and Armenian copyright law and international treaties for protection of our software source code, software object code, training materials and user manuals created by our employees. While U.S. copyright law protects the expression of an idea, it does not protect the idea itself from being copied. As a result, others may be able to glean valuable concepts and methods from our copyrighted material and lawfully use these ideas and methods in a competing product or venture by simply changing the manner of expression. In an effort to protect our software from misappropriation, we do not typically divulge our source code to customers or vendors.

EMPLOYEES

         As of April 30, 2005, we employed approximately 218 employees worldwide with 75 in the United States, 120 in Armenia and 23 in four other locations around the world. None of our employees are represented by a labor union or are subject to a collective bargaining agreement. We believe that our relationship with our employees is good.

DIRECTORS AND OFFICERS

         The following table sets forth the directors and officers of the Company, their ages and positions as of May 31, 2005:


                    Name                             Age                           Position
------------------------------------------------ ----------   ------------------------------------------------------

Cary D. Vandenberg                                      49    President and Chief Executive Officer
Michael P. Scarpelli                                    38    Chief Financial Officer, Senior Vice President of
                                                              Administration and Secretary
Elias Antoun                                            48    Director, Chairman of the Board
Lawrence Kraus                                          42    Director
Dr. Yervant Zorian                                      49    Director
Dr. Victor Boksha                                       44    Vice President of Business Development
Dean Frazier                                            45    Vice President of Marketing
Brian Gordon                                            47    Vice President of Software Engineering
Dr. Greg Yeric                                          47    Chief Technologist

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

         MICHAEL P. SCARPELLI. Mr. Scarpelli has been our Chief Financial Officer, Treasurer, Senior Vice President of Administration and Secretary since July 2002. In these roles, he is principally responsible for the Company's worldwide finance function, legal, contracts, and facilities. Mr. Scarpelli joined the Company in January 2002 as Vice President of Corporate Development, responsible for the oversight of the Company's mergers and acquisitions function. Prior to joining HPL, Mr. Scarpelli was an auditor with PricewaterhouseCoopers LLP since 1989 and an audit partner since 1998. Mr. Scarpelli received his Bachelor of Arts degree in economics from the University of Western Ontario and is a Certified Public Accountant and a Chartered Accountant.

         ELIAS ANTOUN. Mr. Antoun is President and Chief Executive Officer of Genesis Microchip, Inc. and a member of its board of directors since November 2004. Mr. Antoun joined our Board of Directors in August 2000 and serves as a member of our audit and compensation committees. Prior to this, he was President and Chief Executive Officer of Pixim, Inc. of Mountain View, California, a semiconductor solutions provider for video imaging from March 2004 to November 2004. From February 2000 to August 2003, he was President and Chief Executive Officer of MediaQ, Inc., a provider of semiconductor solutions which was acquired by NVIDIA Corporation in August 2003. From March 1998 to January 2000, Mr. Antoun served as Executive Vice President, Consumer Products Division at LSI Logic. Mr. Antoun has served as the Chairman of the Board since July 2002. Mr. Antoun's term expires at the next election of directors.

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

         DR. VICTOR BOKSHA. Dr. Boksha joined HPL in November 2003 as the Vice President of Business Development and is currently focused on building new products and industry relationships in the emerging Design for Manufacturing ("DFM") market. Dr. Boksha is a semiconductor industry veteran, with an extensive background in lithography, RET and TCAD. He brings to HPL almost 25 years of technology and business experience in high-volume mask and wafer manufacturing, simulation, equipment design, advanced lithography development, yield improvement and venture investments. Recently, he worked with Cadence Design Systems on a new DFM business opportunity and also advised a leading silicon intellectual property provider on technology strategy. Previously he worked for OPC Technologies, which was acquired by Mentor Graphics, and brought RET capabilities to the Calibre product line. Prior to OPC, he worked for Technology Modeling Associates ("TMA"), which is currently part of Synopsys. He holds a M.Sc. degree in Management from MIT Sloan School and a Ph.D. degree in laser microlithography from Belarus Academy of Science.

         DEAN FRAZIER. Mr. Frazier joined HPL in March 2004 as the Vice President of Marketing. Mr. Frazier is responsible for worldwide marketing activities at HPL. He has over twenty years of semiconductor industry experience in IC design, semiconductor process development and EDA software. From 2002 to 2004, Mr. Frazier was a founder of EMASYS Corporation, a developer of business intelligence software for IC companies. He served as VP of Engineering & Operations for Chameleon Systems, a venture-funded fabless IC company, from 2001 to 2002; as Director of Design Technology for Chips & Technologies, which was acquired by Intel, from 1991 to 2000; and has held various marketing and engineering roles at Seattle Silicon (1987-1990) and Motorola (1982-1987). Mr. Frazier holds a Bachelor of Science degree in Chemical Engineering from Stanford University.
          BRIAN GORDON. Mr. Gordon joined HPL in September 2003 as the Vice President of Software Development and is responsible for the development of all software products at HPL. He has more than 20 years experience in the design, development and implementation of mission-critical enterprise software for manufacturing. From 1984 to 2003, Mr. Gordon was Chief Technology Officer at Camstar Systems, a leading provider of enterprise manufacturing performance management systems for semiconductor, electronics, life sciences, and other global industrial manufacturers. In this role he was the Chief Architect responsible for the design, development, delivery and support of all software products. Prior to Camstar, he was the founder of a successful consulting practice, developing manufacturing and accounting software for midrange customers. His work has been patented, and he has also published many technical articles.
         DR. GREG YERIC. Dr. Greg Yeric joined HPL in February 2002 through the acquisition of TestChip Technologies, where he had worked since September 1997. Dr. Yeric has been our Chief Technologist since August 2004, responsible for HPL's technical guidance for yield management, technology development IP, and DFM solutions. Over the last 8 years at HPL and TestChip, Dr. Yeric has been instrumental in the execution of technology development and yield enhancement programs across each technology node, from 0.35um through 45nm and over a spectrum of process technologies (CMOS, SOI, Mixed-Signal). Prior to joining HPL, he was with Motorola's Advanced Products Research and Development Laboratories and was a technologist driving CMOS process shrink initiatives with an emphasis on interconnect characterization and reliability, as well as developing CMOS platform process integration methodologies for logic, microprocessor, and NVM technologies from June 1993 to September 1997. He has a Ph.D. in Electrical Engineering from the University of Texas at Austin and is an author of numerous technical publications and a regular speaker at technical industry events.

ITEM 2.  PROPERTIES

         The following table sets forth the Company's principal properties as of May 31, 2005. We believe that our existing facilities are adequate for our current needs

                                    Square Expiration of
        Location                          Footage                       Lease Term                          Uses
------------------------------  ----------------------------   -----------------------------   ------------------------------------

Austin, Texas                                        25,140    February 2006                   Offices
Bedford, Massachusetts                               12,050    October 2005                    Offices; research and development
Chennai, India                                        2,097    March 2007                      Offices
HsinChu, Taiwan                                       1,636    May 2006                        Offices
Plano, Texas                                         18,302    March 2006                      Offices
San Jose, California                                 12,500    December 2005                   Executive offices
Yerevan, Armenia                                     18,772    December 2009                   Offices; research and development
Yokohama, Japan                                       2,444    April 2006                      Offices



ITEM 3.  LEGAL PROCEEDINGS

         Between July 31, 2002 and November 15, 2002, several class-action lawsuits were filed against the Company, certain current and former officers and directors of the Company, and our independent auditors in the United States District Court for the Northern District of California. The lawsuits were consolidated into a single action (the "Securities Class Action"), which alleged that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, Rule 10b-5 promulgated thereunder, and Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 by making a series of material misrepresentations as to the financial condition of the Company during the class period of July 31, 2001 to July 19, 2002.

         On March 11, 2005, the United States District Court for the Northern District of California granted final approval of the Securities Class Action settlement. On April 13, 2005, the period for appeals expired, and the settlement is now final. We issued 5,319,613 new shares of common stock on May 11, 2005, in consideration for the settlement of the Securities Class Action.

         Former shareholders of Covalar Technologies Group, Inc., which was acquired by us in February 2002, brought suit in the District Court of Dallas County, Texas, against our independent auditors and the managing underwriter in our initial public offering, in connection with claims relating to the acquisition (the "Covalar Action"). On April 26, 2004, the Company and our former President and Chief Executive Officer were named as defendants in this action. On July 13, 2004, we signed a settlement and release agreement with the plaintiffs in the Covalar Action contingent on the settlement of the Securities Class Action. Pursuant to this settlement agreement, we placed 2,000,000 shares in escrow in October 2004. On December 20, 2004, the court issued an order dismissing us without prejudice from the Covalar Action, pursuant to the Company's settlement agreement with the plaintiffs. On April 15, 2005, we authorized the release of 1,000,000 shares from escrow to the former Covalar shareholders. The remaining 1,000,000 shares will remain in escrow until October 2006. During this period, we have an option to acquire these shares at $1.00 per share. If we do not exercise our option by October 13, 2006, the shares will be released to the former shareholders.

         As part of our initial public offering, we signed an underwriting agreement, which contained provisions in favor of our underwriters. The managing underwriter was named as a defendant in the Covalar Action and the FabCentric Action described below. Subject to a reservation of rights, we have accepted the underwriter's request to indemnify the underwriter in connection with our initial public offering and to advance expenses in the Covalar Action. The underwriter's legal counsel submitted bills totaling $850,000 through December 31, 2003, which we had accrued. On April 11, 2005, we entered into a settlement and release agreement with the underwriter for a total of $425,000, which is to be paid on or before August 11, 2005. Accordingly, during the three month period ended March 31, 2005, we reduced the accrual related to the Covalar Action.

         On May 22, 2003, five former shareholders of FabCentric, Inc., which we acquired in December 2001, sued us, our former President and Chief Executive Officer and former Chief Financial Officer, and our independent auditors in a lawsuit pending in Superior Court in the County of Santa Clara, California (the "FabCentric Action"). The plaintiffs subsequently added the managing underwriter in our initial public offering and our current Chief Financial Officer as defendants. This lawsuit alleges claims for fraud, negligent misrepresentation, breach of warranties and covenants, breach of contract, negligence, and violations of the California Corporations Code and seeks rescission or, alternatively, damages, costs and expenses. After several rounds of demurrers, the auditors and the underwriters filed answers to the fourth amended complaint in May 2005. Answers by the Company and our former CEO and CFO have been extended by stipulation.

         On February 17, 2005, we participated in a mediation session with the FabCentric plaintiffs. On February 23, 2005, the FabCentric plaintiffs agreed in principle to settle with us and our former CEO and CFO by participating in the HPL Parties' settlement in the Securities Class Action, in addition to receiving 2,100,000 shares of common stock from us, $500,000 in cash from our insurer, Twin City Fire Insurance Company ("Twin City"), and 25% of the net recovery, if any, from Twin City in the litigation described below. The parties are preparing the settlement documentation. The Company anticipates issuing the 2,100,000 new shares of common stock to the FabCentric plaintiffs along with an additional 336,387 shares to the plaintiffs in the Securities Class Action pursuant to an anti-dilution provision following the Superior Court's determination that the settlement was made in good faith.

         We were also a nominal defendant in consolidated stockholder derivative lawsuits filed between July 31, 2002 and December 31, 2002, in Superior Court in the County of Santa Clara, California. These lawsuits asserted derivative claims on behalf of us against our current and former officers and directors and our independent auditors. The consolidated complaint asserted claims for insider trading, breach of fiduciary duties, breach of contract, professional negligence and unjust enrichment, and sought damages suffered by the Company, treble damages for the sale of shares, costs and expenses of these actions and such other relief as the court may deem appropriate. On April 6, 2005, the Superior Court in the County of Santa Clara, California, approved the settlement of the derivative actions. Our contribution to plaintiffs' attorney's fees of $950,000, which was our only contribution to the settlement, was fully funded by our excess directors and officers liability insurance ("D&O") policies.

         Additionally, Twin City (our first-layer excess D&O carrier) filed a declaratory relief action on October 6, 2003, in Superior Court in the County of Santa Clara, California, against us, our former President and Chief Executive Officer, our former Chief Financial Officer, and other former and current officers and directors of the Company seeking a determination that no coverage is afforded the defendants under Twin City's policy, which follows form to the Company's primary D&O policy issued by Executive Risk Indemnity Inc. Executive Risk has already agreed to pay its policy limits for the Securities Class Action, exhausting the limits of the primary D&O policy. We filed a Second Amended Cross-Complaint on September 29, 2004, seeking a declaration that Twin City and our other excess D&O insurance carriers, National Union Fire Insurance Company ("National Union") and St. Paul Mercury Insurance Company ("St. Paul"), are obligated to indemnify us for losses in connection with the Securities Class Actions and related litigation and that Twin City has breached its insurance contract by not paying the defendants' defense expenses on a current basis.

         On January 11, 2005, we argued cross-motions for summary adjudication, in the Twin City matter. The parties sought a declaration regarding whether exclusionary language in our D&O liability insurance application excluded coverage for insureds that did not have knowledge of Y. David Lepejian's unlawful conduct. The Superior Court, in a ruling issued on January 12, 2005, held that this exclusionary language did not preclude coverage for insureds who did not have knowledge of the unlawful conduct, including the Company. Twin City's motion to reconsider the Superior Court's January 12, 2005 ruling was denied on February 22, 2005 and an amended order was issued on March 9, 2005.

         We intend to continue to oppose the remaining claims made in the Third Amended Complaint filed by Twin City and to seek coverage under Twin City's policy. To date, Twin City has advanced or agreed to advance, subject to a reservation of rights, a total of $900,000 under a reservation of rights to fund our settlements of the Securities Class Action and the FabCentric Action.

         On December 21, 2004, National Union, our third-layer excess D&O carrier, paid $1,000,000 into escrow in exchange for a full policy release. St. Paul, our fourth-layer excess D&O carrier has similarly paid $125,000 into escrow in exchange for a full policy release The proceeds have now been used to settle the consolidated derivative action and for legal defense costs.

         As of December 31, 2004, we had accrued $9.1 million relating to the 9,756,000 new shares of common stock we had agreed to issue to settle the above actions. On March 31, 2005, we reduced the accrual to $8.4 million reflecting the estimated value of our common stock. Accordingly, there was a $730,000 reduction in legal settlement expenses in the three month period ended March 31, 2005.

         Following our dismissal from the FabCentric Action, the only remaining litigation in which we are a party will be our claim against Twin City discussed above. This matter is in the early stages of litigation and accordingly it may ultimately be resolved on a basis different than currently estimated. Because there could be many factors that enter into the ultimate resolution of this matter which are not within our control, we are not able to estimate the maximum potential financial exposure to litigate this matter or the potential financial benefit to us should it be resolved successfully. The resolution of the Twin City litigation could have a material effect on our financial condition, results of operations or cash flows.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

         On September 30, 2002, our common stock was delisted from the Nasdaq National Market. Since that time, no established public trading market has existed for our common stock and shares of our common stock are neither listed on any national securities exchange nor presently traded on any public stock exchange or in any other public market. Although quotations for shares of our common stock may be obtained through the over-the-counter "pink sheets" maintained by Pink Sheets LLC (a centralized quotation service that collects and publishes market maker quotes for over-the-counter securities), because secondary market activity for shares of our common stock has been limited and sporadic, such quotations may not accurately reflect the price or prices at which purchasers or sellers would currently be willing to purchase or sell shares of our common stock. The following table shows the range of high and low closing bid prices for our common stock for the periods indicated, as reported in the Pink Sheets under the symbol "HPLA.PK." The quotations on the Pink Sheets reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.


Fiscal 2005                     High            Low
-------------------------- -------------- --------------

First Quarter              $        0.70  $        0.14
Second Quarter             $        0.86  $        0.45
Third Quarter              $        0.66  $        0.51
Fourth Quarter             $        0.93  $        0.55


Fiscal 2004                     High            Low
-------------------------  -------------- --------------

First Quarter              $        0.25  $        0.11
Second Quarter             $        0.26  $        0.12
Third Quarter              $        0.30  $        0.18
Fourth Quarter             $        0.36  $        0.20

         As of May 31, 2005 there were approximately 136 holders of record of our common stock and 38,768,065 shares of common stock outstanding. No dividends have been paid on our common stock since inception, and we do not anticipate paying any dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

         In April, 2005 we issued 2,000,000 shares of common stock, pursuant to the settlement of the Covalar Action - see Item 3 Legal Proceedings. This offering was exempt from registration under Section 4(2) of the Act. In May 2005, we issued 5,319,613 shares of common stock pursuant to the settlement of the Securities Class Action - see Item 3 Legal Proceedings. These securities constituted exempted securities under Section 3(a)(10) of the Act and were not registered for issuance pursuant to Section 5 of the Act.


ITEM 6.  SELECTED FINANCIAL DATA

         The selected consolidated financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations", and the consolidated financial statements of HPL and the notes to the consolidated financial statements included elsewhere in this annual report on Form 10-K. The consolidated statement of operations data for the years ending March 31, 2005, 2004 and 2003 and the consolidated balance sheet data at March 31, 2005 and 2004 are derived from the audited financial statements included elsewhere in this annual report on Form 10-K. The consolidated statement of operations data for the years ending March 31, 2002 and 2001 and the consolidated balance sheet data at March 31, 2003, 2002 and 2001 are derived from audited financial statements for the periods not included in this annual report on Form 10-K. Our historical results are not necessarily indicative of results to be expected in future periods.

Statement of Operations Data:

                                                                                  Years Ended March 31,

                                                              2005          2004           2003           2002          2001
                                                          ------------- -------------- -------------  ------------- --------------
                                                                             (in thousands, except per share data)

Revenues:
Software licenses                                              $ 3,176        $ 4,799       $ 5,281        $ 1,614        $ 3,159
Consulting services, maintenance and other                       6,593          7,902        10,311          2,899          1,156
                                                          ------------- -------------- -------------  ------------- --------------
Total revenues                                                   9,769         12,701        15,592          4,513          4,315
                                                          ------------- -------------- -------------  ------------- --------------
Cost of revenues:
Software licenses                                                   96            507           656            587            133
Consulting services, maintenance and other (1)                   2,752          3,131         3,808            507            243
                                                          ------------- -------------- -------------  ------------- --------------

Total cost of revenues                                           2,848          3,638         4,464          1,094            376
                                                          ------------- -------------- -------------  ------------- --------------
Gross profit                                                     6,921          9,063        11,128          3,419          3,939
                                                          ------------- -------------- -------------  ------------- --------------
Operating expenses:
Research and development (1)                                     6,590          6,384        10,515          6,118          3,349
Sales, general and administrative (1)                            8,264         13,604        19,788          9,285          4,329
Legal settlement expense                                           470          7,900             -              -              -
Goodwill impairment                                                  -              -        30,570              -              -
Stock-based compensation                                            45            315         1,047          3,547          2,369
Amortization of intangible assets                                1,181          1,327         1,494            294            137
                                                          ------------- -------------- -------------  ------------- --------------
Total operating expenses                                        16,550         29,530        63,414         19,244         10,184
                                                          ------------- -------------- -------------  ------------- --------------
Loss from operations                                            (9,629)       (20,467)      (52,286)       (15,825)        (6,245)
Interest income and other income                                   138            252           617          1,104             62
Interest expense                                                    (3)           (39)         (149)          (196)          (252)
                                                          ------------- -------------- -------------  ------------- --------------
Loss before income taxes                                        (9,494)       (20,254)      (51,818)       (14,917)        (6,435)
Provision for income taxes                                         (71)            89             -              -              -
                                                          ------------- -------------- -------------  ------------- --------------
Net loss                                                       $(9,423)      $(20,343)    $ (51,818)      $(14,917)       $(6,435)
                                                          ============= ============== =============  ============= ==============

Net loss per share basic and diluted                           $ (0.30)      $  (0.65)    $   (1.69)      $  (0.62)       $ (0.37)
Shares used in per share computations:
Basic and diluted                                               31,332         31,145        30,645         24,038         17,496


----------------------------------------------------------
(1)     Excludes the following stock-based compensation
        charges:
          Cost of revenues                                        $  -          $   -       $    18        $    39        $    60
          Research and development                                  15            113           414            692            296
          Sales, general administrative                             30            202           615          2,816          2,013
                                                          ------------- -------------- -------------  ------------- --------------
                                                                  $ 45          $ 315       $ 1,047        $ 3,547        $ 2,369
                                                          ============= ============== =============  ============= ==============

Consolidated Balance Sheet Data:

                                                                                         March 31,

                                                              2005          2004           2003           2002          2001
                                                          ------------- -------------- -------------  ------------- --------------
                                                                                       (in thousands)

Cash, cash equivalents and short-term investments             $  3,246       $ 10,210      $ 21,741       $ 47,109        $   989
Working capital (deficit) (1)                                   (3,635)         3,393        13,525         35,062         (7,169)
Total assets                                                    34,802         44,865        60,385        101,308          5,455
Long-term debt, less current portion                                13             39           130            280            295
Total stockholders' equity (deficit)                          $ 16,938       $ 26,042      $ 46,032       $ 82,316        $(6,748)


         (1) Included in working capital in 2005, 2004 and 2003 is a non-cash liability of $4,335,000 relating to advances from our former CEO which were reclassified to equity on the settlement of our litigation - See Item 3. Legal Proceedings.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with Item 1:
Business; Item 6: Selected Financial Data; and Item 8: Financial Statements and Supplementary Data. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Forward-looking statements are often, though not always identified by words and phrases such as "expect", "believe", "should", and "will". Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under "Risk Factors" and elsewhere in this report. HPL undertakes no obligation to update any forward-looking statement to reflect events after the date of this report.

OVERVIEW

         We provide comprehensive yield-optimization solutions to the semiconductor industry and flat-panel display manufacturers. We license our software products and sell related services through our direct sales force, distributors, and sales agents.

         In each of the last three fiscal years, a relatively small number of customers have accounted for a large portion of our revenues, and the composition of our major customers has changed from year to year. This is because we currently have a limited sales force, our products have a lengthy sales cycle and we recognize relatively large license revenues upon entering into perpetual licensing agreements. We had two, three, and three end customers that individually accounted for at least 10% of our revenues in the years ended March 31, 2005, 2004 and 2003, respectively. In the aggregate, these end customers accounted for 34%, 42%, and 61% of our revenues in the years ended March 31, 2005, 2004 and 2003, respectively.

         From July 2002 until today, as a result of our investigation into financial and accounting irregularities which ultimately lead to a restatement of our financial statements for the years ended March 31, 2001 and 2002, and the litigation discussed in the Liquidity and Capital Resources section below, we experienced a significant period of transition. In our year ended March 31, 2003, senior management was focused on determining the impact of the financial restatement on our business going forward, integrating previously acquired businesses and cutting costs to reflect the level of sales activities we were experiencing. In our year ended March 31, 2004, we began to hire a new management team, filling five senior positions with the hiring of a new Chief Executive Officer, Senior Vice President of Sales, Vice President of Software Development, Vice President of Marketing and Vice President of Business Development. With the new management team in place, we have shifted our focus and resources in order to better integrate our yield analysis software capabilities with our TestChip solutions to better compete in the DFM market segment with our unique product offerings. This has resulted in a decrease in our revenue in the years ended March 31, 2005 and March 31, 2004 from the year ended March 31, 2003. In the year ended March 31, 2005 we experienced an operating loss of $9.4 million. At March 31, 2005, we have $3.2 million in cash and cash equivalents and short-term investments.

         As of March 31, 2005, we had an accumulated deficit of $107.5 million. Since going public in 2001, we have not achieved profitability on a quarterly or annual basis. As we continue to build our customer base and further develop new products, we expect to continue to incur net operating losses at least through our year ending March 31, 2006. We will need to generate significantly higher revenues in order to sustain our operations and to achieve and maintain profitability. Our ability to generate higher revenues may continue to be impacted by our previous litigation, the capital spending trends of our potential and current customers in the semiconductor industry, the time to market of our new products and our ability to compete in our market segment. See "Liquidity and Capital Resources" below.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

         Revenues from software licenses are generally recognized upon the execution of a binding agreement and delivery of the software, provided that: the fee is fixed or determinable; vendor-specific objective evidence exists to allocate a portion of the total license fee to any undelivered elements of the arrangement; collection is reasonably assured; and the agreement does not contain customer acceptance clauses. If customer acceptance clauses exist, revenues are recognized upon customer acceptance if all other revenue recognition criteria are met.

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

         For contracts with multiple obligations (e.g., deliverable and undeliverable products, post-contract support and other services), we allocate revenues to the undelivered elements of the contract based on vendor specific objective evidence of their fair value. This objective evidence is the sales price of the element when sold separately or the renewal rate specified in the agreement for licensing arrangements with terms of one year or greater that include post-contract customer support and software updates. We recognize revenues allocated to undelivered products when the criteria for software license revenues set forth above are met. Revenues from time-based software licenses are generally recognized ratably over the period of the licenses. Determining whether objective evidence of fair value exists is subject to judgment and resulting fair values used in determining the value of the undelivered elements is also subject to judgment and estimates.

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

         At March 31, 2003, we performed Step 1 as of March 31, 2003 and determined that goodwill was impaired. We then performed Step 2 and determined that a $30.6 million impairment charge was required in the three months ended March 31, 2003. During 2004 and 2005, we continued to test for impairment on an annual basis and determined that there was no further impairment in goodwill.

Litigation

         Management's estimated range of liability related to some of the pending litigation is based on claims for which our management can estimate the amount and range of loss. As of March 31, 2005, we have settled the Securities Action, the Covalar Action and (in principal) the Fabcentric Action. These settlements require the Company to issue approximately 9,755,207 shares of HPL common stock which have been valued at $8.4 million in a manner consistent with our measurement of potential goodwill impairment. Accordingly, we have accrued this non-cash cost in our financial statements as of March 31, 2005.

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

Stock-based compensation

         We currently account for our employee stock option plans using the intrinsic value method described in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Under APB Opinion No. 25, deferred stock compensation is recorded for the difference, if any, between an option's exercise price and the fair value of the underlying common stock on the grant date of the option. As currently permitted by SFAS No. 123, "Accounting for Stock-Based Compensation," we adopted the "disclosure only" alternative described in SFAS No. 123 for its employee stock plans.

         We currently account for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force Consensus ("EITF") No. 96-18 "Accounting for Equity Instruments that Are Issued to Other than Employees For Acquiring, or in Conjunction with Selling, Goods or Services." Under SFAS No. 123 and EITF No. 96-18, stock options and warrants issued to non-employees are accounted for at their fair value calculated using the Black-Scholes option pricing model.

         Compensation expense resulting from employee and non-employee stock options are amortized to expense using an accelerated approach over the term of the options in accordance with Financial Accounting Standards Board Interpretation ("FIN") No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans." Pursuant to FAS 123(R), and commencing with fiscal 2007, we will be required to record compensation expense for all share-based payment transaction, as described below.

RECENT ACCOUNTING PRONOUNCEMENTS

         In September 2004, the EITF delayed the effective date for the recognition and measurement guidance previously discussed under EITF Issue No. 03-01, "The Meaning of Other-Than-Temporary Impairment and Its Application to

Certain Investments" ("EITF 03-01") as included in paragraphs 10-20 of the proposed statement. The proposed statement will clarify the meaning of other-than-temporary impairment and our application to investments in debt and equity securities, in particular investments within the scope of FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and investments accounted for under the cost method. We will evaluate the impact of EITF 03-01 once the final guidance is issued.

         In December 2004, the FASB issued SFAS No. 123 (R), Share-Based Payment ("SFAS 123(R)"), an amendment of SFAS No. 123 and SFAS No. 95 Statement of Cash Flows. The statement eliminates the ability to account for share-based compensation transactions using APB No. 25 and requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS No. 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing its shares, share options, or other equity instruments or by incurring liabilities based on the price of an entity's shares or that require settlement by the issuance of equity instruments. In March 2005, the SEC issued Staff Accounting Bulletin (SAB)107 ("SAB 107") which expresses views of the SEC staff regarding the application of SFAS No. 123(R). Among other things, SAB 107 provides interpretive guidance related to the interaction between SFAS No. 123(R) and certain SEC rules and regulations, as well as provides the SEC staff's views regarding the valuation of share-based payment arrangements for public companies. In April 2005, the SEC amended the compliance dates for SFAS 123(R) to provide that the provisions of this statement will be effective for fiscal years beginning after June 15, 2005. We will adopt SFAS 123(R) as of the beginning of our 2007 fiscal year. Although we are currently assessing the application of SFAS No. 123(R), we believe that the adoption of this statement will have a material impact on our results of operations, depending on the amount of stock options we grant in future periods.

         In December 2004, the FASB issued FASB Staff Position ("FSP") No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 ("FSP No. 109-2"). FSP No. 109-2 provides guidance under SFAS No. 109, Accounting for Income Taxes ("SFAS No. 109"), with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the "Jobs Act") on enterprises' income tax expense and deferred tax liability. FSP No. 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment of the Jobs Act to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. The Jobs Act was enacted on October 22, 2004. We do not believe that the adoption of FSP No.109-2 will have a material effect on our financial position, results of operation or cash flows.

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

RESULTS OF OPERATIONS

         The following table sets forth statement of operations data for the periods indicated as a percentage of total revenues.


                                                                         Year ended March 31,
                                                        ------------------------------------------------------------------
                                                             2005                 2004                  2003
                                                        ---------------       --------------        --------------

Revenues:
Software licenses                                                   33 %                 38 %                  34 %
Consulting services, maintenance and other                          67 %                 62 %                  66 %
                                                        ---------------       --------------        --------------
Total revenues                                                     100 %                100 %                 100 %
                                                        ---------------       --------------        --------------

Cost of revenues:
Software licenses                                                    1 %                  4 %                   4 %
Consulting services, maintenance and other                          28 %                 25 %                  24 %
                                                        ---------------       --------------        --------------
Total cost of revenues                                              29 %                 29 %                  28 %
                                                        ---------------       --------------        --------------
Gross profit                                                        71 %                 71 %                  72 %
                                                        ---------------       --------------        --------------
Operating expenses:
Research and development                                            67 %                 50 %                  67 %
Sales, general and administrative                                   85 %                107 %                 127 %
Legal settlement expense                                             5 %                 62 %                   - %
Goodwill impairment                                                  - %                  - %                 196 %
Stock based compensation                                             0 %                  3 %                   7 %
Amortization of intangible assets                                   12 %                 10 %                  10 %
                                                        ---------------       --------------        --------------
Total operating expenses                                           169 %                232 %                 407 %
                                                        ---------------       --------------        --------------
Loss from operations                                               (99)%               (161)%                (335)%
                                                        ===============       ==============        ==============


Comparison of years ended March 31, 2005 and 2004

         Revenues. Total revenues decreased to $9.8 million in the year ended March 31, 2005 from $12.7 million in the year ended March 31, 2004, or a decrease of 23%. Our sales cycle for the license of our software products has historically been very long, our products are new and our customers spend a significant amount of time evaluating our products. Customer purchase orders typically include integration and installation services, rights of return and acceptance criteria. As such, we defer a significant amount of our license revenue until integration and installation services are complete, rights of return lapse and final acceptance occurs. The amount of our license revenue is currently at levels that have resulted in no meaningful trend from period to period. Our ability to sell our products in the future may also be affected by declines in capital spending by potential customers in the semiconductor industry.

         Product sales were highly concentrated, with 34% of total revenues in the year ended March 31, 2005 coming from two customers and 42% of total revenues in the year ended March 31, 2004 coming from three customers.

         Software license revenue decreased to $3.2 million in the year ended March 31, 2005, from $4.8 million in the year ended March 31, 2004, or a decrease of 34%. Software license revenue in the year ended March 31, 2004 includes $2.2 million in deferred revenue from March 31, 2002 which was accepted in the year ended March 31, 2004.

         Consulting services, maintenance and other revenues decreased to $6.6 million in the year ended March 31, 2005, down from $7.9 million in the year ended March 31, 2004, or a decrease of 17%. The decrease was principally due to a reduced level of orders from one of our largest customers, as we have shifted in focus from lower-margin, higher-volume services work to high-margin, lower-volume services work with this customer.

         Gross profit. As a percentage of revenues, gross profit remained constant at 71% year-over-year. Gross profit has been and will continue to be affected by a variety of factors, the most important of which is the relative mix of revenues among software licenses, maintenance fees and consulting services.

         Research and development. Research and development expenses represented 67% of revenues in the year ended March 31, 2005 compared to 50% of revenues in the year ended March 31, 2004. Actual costs increased slightly to $6.6 million in the year ended March 31, 2005, up from $6.4 million for the year ended March 31, 2004. This increase was primarily attributable to the development of new products. Salaries and related benefits of research and development engineers represent the single largest component of our research and development expenses. In the year ended March 31, 2005, salaries and related benefits comprised of $4.2 million of the total research and development expenses compared to $3.9 million in the year ended March 31, 2004. We expect our research and development costs to remain relatively stable for the foreseeable future.

         Sales, general and administrative. Sales, general and administrative expenses in the year ended March 31, 2005 were $8.3 million, or 85% of revenues, compared to $13.6 million, or 107% of revenues in the year ended March 31, 2004. The decrease in costs was primarily due to decreases in staff, professional fees and costs associated with litigation. Salary costs decreased to $4.7 million for the year ended March 31, 2005 compared to $6.2 million for the year ended March 31, 2004. Legal and professional fees associated with the litigation were approximately $800,000 and $2.7 million during years ended March 31, 2005 and 2004, respectively. The $800,000 is net of $492,000 in legal fees funded by D&O insurance proceeds and a reversal of $425,000 in legal accruals. We expect our legal fees to continue to decrease in future periods as the litigation proceedings are resolved.

         Legal settlement expense. At March 31, 2005, we were able to reasonably estimate the cost of the potential settlement of the Securities Action, the Covalar Action and the Fabcentric Action. As such, we increased the accrual by $470,000 bringing our total estimated legal settlement expense to $8.4 million from $7.9 million in the year ended March 31, 2004, which amount represents our estimate of the value of the common stock to be issued in connection with such settlements. At December 31, 2004, we had accrued $9.1 million for estimated potential settlement. Accordingly, there was a $730,000 reduction in legal settlement expenses in the three month period ended March 31, 2005. See "Liquidity and Capital Resource" below.

         Goodwill impairment. At March 31, 2005 and March 31, 2004 we performed an impairment test and determined that there was no impairment in goodwill. Future goodwill impairment tests may result in charges to earnings if the Company determines that goodwill has been impaired.

         Stock-based compensation. Stock-based compensation expense in the year ended March 31, 2005 was $45,000, compared with $315,000 in the year ended March 31, 2004. Stock-based compensation expense in the year ended March 31, 2005 decreased from the previous year primarily as a result of decreases in staff from prior acquisitions, which resulted in the reversal of previously expensed stock-based compensation which was not earned by the terminated employees, and that certain stock-based compensation expenses became fully amortized during fiscal 2005.

         Amortization of intangible assets. Amortization of intangible assets was $1.2 million in the year ended March 31, 2005, compared to $1.3 million in the year ended March 31, 2004. Other intangible assets were fully amortized at March 31, 2005.

         Interest income and other income. Interest income for the year ended March 31, 2005 and 2004 was $138,000 and $252,000, respectively. This decrease was due to less interest income from lower average balances of cash, cash equivalents and short-term investments, during the year ended March 31, 2005.

         Interest Expense. Interest expense for the year ended March 31, 2005 and 2004 was $3,000 and $39,000, respectively. The decrease in interest expense was due to a reduction of interest paid on equipment and furniture under capital lease obligations.

         Provision for income taxes. In the years ended March 31, 2005 and 2004, we incurred net operating losses resulting in net deferred taxes. We have recorded valuation allowances for the full amount of our net deferred tax assets, because the future realization of the deferred tax assets was determined to be not likely as of March 31, 2005 and 2004. In the year ended March 31, 2005, the provision for income tax in the amount of $(71,000) was due to a tax benefit of $178,000 that resulted from a tax refund from the State of California net of a $107,000 provision for foreign income taxes.

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

         Consulting services, maintenance and other revenues decreased to $7.9 million in the year ended March 31, 2004, down from $10.3 million in the year ended March 31, 2003, or a decrease of 23%. The decrease was due to customer delays in providing layout design specifications for custom services work and verifying silicon testing results as well as a shift in focus from low-margin, higher-volume services work to higher-margin, lower-volume services work.

         Gross profit. As a percentage of revenues, gross profit decreased slightly to 71% in the year ended March 31, 2004 from 72% in the year ended March 31, 2003. The modest decline was primarily due to the above variances in revenue from period to period and changes in cost of revenues. In addition, in the year ended March 31, 2004, we expensed $491,000 in deferred costs relating to the sale of a software license recognized in the period. This additional expense was partially offset by increased margins in our service business as a result of a shift in focus as noted above. Gross profit has been and will continue to be affected by a variety of factors, the most important of which is the relative mix of revenues among software licenses, maintenance fees and consulting services.

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

         Legal settlement expense. In the year ended March 31, 2004, we were able to reasonably estimate the cost of the potential settlement of the Securities Action and the Covalar Action, and as such, we accrued $7.9 million, our estimate of the value of the common stock to be issued in connection with such settlement. The liability will be revalued quarterly until the effective date of the settlements. See "Liquidity and Capital Resources" below.

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

         Interest income and other income. Interest income for the year ended March 31, 2004 and 2003 was $252,000 and $617,000, respectively. This decrease was due to less interest income from lower average balances of cash, cash equivalents and short-term investments, during the year ended March 31, 2004.

         Interest Expense. Interest expense for the year ended March 31, 2004 and 2003 was $39,000 and $149,000, respectively. The decrease in interest expense was due to a reduction of interest paid on equipment and furniture under capital lease obligations.

         Provision for income taxes. In the years ended March 31, 2004 and 2003, we incurred operating losses for which we have recorded valuation allowances for the full amount of our net deferred tax assets, because the future realization of the deferred tax assets was not likely as of March 31, 2004 and 2003. In the year ended March 31, 2004, the provision for income tax in the amount of $89,000 resulted from foreign income tax withholding.


LIQUIDITY AND CAPITAL RESOURCES

         Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary if we are unable to continue as a going concern. We have experienced net losses and negative cash flows since going public in July 2001 and, as of March 31, 2005, we had an accumulated deficit of $107.5 million. We expect to have a net operating loss in our year ending March 31, 2006. For the year ended March 31, 2005, cash used in operations and to fund capital expenditures was $7.2 million. Such conditions raise doubt about our ability to continue as a going concern and our independent registered public accounting firm has included a going concern uncertainty paragraph in their report, which is included in this Form 10-K. At March 31, 2005, we had approximately $3.2 million in cash and cash equivalents and short-term investments. Our current operating plan for the year ending March 31, 2006 projects that cash available from planned revenue combined with the $3.2 million on hand at March 31, 2005 will not be adequate to fund operations through March 31, 2006. Our future cash position will be adversely affected by slow or diminished revenue growth, research and development expenses, additional sales and marketing costs and higher general and administrative expenses, such as professional fees associated with the litigation. We need to raise additional capital or we will be forced to curtail or cease operations. There is no assurance that the Company will be able to raise such funds on terms acceptable to the Company, or at all.

         Net cash used in operating activities for the year ended March 31, 2005 was approximately $6.7 million, compared to $9.4 million used in operating activities for the year ended March 31, 2004 and $23.8 million used in operating activities in the year ended March 31, 2003. Our cash used in operations for the years ended March 31, 2005, 2004, and 2003 was primarily due to our net loss, adjusted for certain non-cash items including depreciation and amortization, legal settlement expense, goodwill impairment, stock-based compensation and deferred revenue.

         Net cash provided by investing activities was $5.2 million for the year ended March 31, 2005 compared to $3.7 million used in investing activities for the year ended March 31, 2004 and $7.1 million provided by investing activities for the year ended March 31, 2003. The cash provided by investing activities for the year ended March 31, 2005 consisted primarily of sale of marketable securities to fund current operations. The cash used in investing activities for the year ended March 31, 2004 consisted primarily of the purchase of marketable securities and the cash provided by investing activities for the year ended March 31, 2003 consisted primarily of proceeds from sale of marketable securities.

         Net cash used in financing activities was $50,000 for the year ended March 31, 2005, mainly due to the principal payments on capital lease obligations. Net cash used in financing activities was $1.8 million for the year ended March 31, 2004, mainly due to the repayment of our $1.5 million secured convertible debenture in May 2003. Net cash provided by financing activities was $1.1 million for the year ended March 31, 2003, mainly due to the additional amount received from our former Chief Executive Officer in connection with fictitious sales transactions.


Future payments due under debt and lease obligations as of March 31, 2005 are as follows (in thousands):

                                                              Capital Lease Operating

           Year Ending March 31,                 Obligations (1)         Leases             Total
           ------------------------------------- -----------------  -----------------  -----------------

           2006                                          $     27          $   1,243          $   1,270
           2007                                                13                135                148
           2008 to 2010                                         -                316                316
                                                 -----------------  -----------------  -----------------
                                                 $             40   $          1,694   $          1,734
                                                 =================  =================  =================

(1)      From Fiscal 2006 to Fiscal 2007, we are required to make interest payments totaling $1,400 for capital leases obligations; this interest component is included in the commitment schedule above.

         Between July 31, 2002 and November 15, 2002, several class-action lawsuits were filed against the Company, certain current and former officers and directors of the Company, and our independent auditors in the United States District Court for the Northern District of California. The lawsuits were consolidated into a single action (the "Securities Class Action"), which alleged that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, Rule 10b-5 promulgated thereunder, and Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 by making a series of material misrepresentations as to the financial condition of the Company during the class period of July 31, 2001 to July 19, 2002.

         On March 11, 2005, the United States District Court for the Northern District of California granted final approval of the Securities Class Action settlement. On April 13, 2005, the period for appeals expired, and the settlement is now final. We issued 5,319,613 new shares of common stock on May 11, 2005, in consideration for the settlement of the Securities Class Action.

         Former shareholders of Covalar Technologies Group, Inc., which was acquired by us in February 2002, brought suit in the District Court of Dallas County, Texas, against our independent auditors and the managing underwriter in our initial public offering, in connection with claims relating to the acquisition (the "Covalar Action"). On April 26, 2004, the Company and our former President and Chief Executive Officer were named as defendants in this action. On July 13, 2004, we signed a settlement and release agreement with the plaintiffs in the Covalar Action contingent on the settlement of the Securities Class Action. Pursuant to this settlement agreement, we placed 2,000,000 shares in escrow in October 2004. On December 20, 2004, the court issued an order dismissing us without prejudice from the Covalar Action, pursuant to the Company's settlement agreement with the plaintiffs. On April 15, 2005, we authorized the release of 1,000,000 shares from escrow to the former Covalar shareholders. The remaining 1,000,000 shares will remain in escrow until October 2006. During this period, we have an option to acquire these shares at $1.00 per share. If we do not exercise our option by October 13, 2006, the shares will be released to the former shareholders.

         As part of our initial public offering, we signed an underwriting agreement, which contained provisions in favor of our underwriters. The managing underwriter was named as a defendant in the Covalar Action and the FabCentric Action described below. Subject to a reservation of rights, we have accepted the underwriter's request to indemnify the underwriter in connection with our initial public offering and to advance expenses in the Covalar Action. The underwriter's legal counsel submitted bills totaling $850,000 through December 31, 2003, which we had accrued. On April 11, 2005, we entered into a settlement and release agreement with the underwriter for a total of $425,000, which is to be paid on or before August 11, 2005. Accordingly, during the three month period ended March 31, 2005, we reduced the accrual related to the Covalar Action.

         On May 22, 2003, five former shareholders of FabCentric, Inc., which we acquired in December 2001, sued us, our former President and Chief Executive Officer and former Chief Financial Officer, and our independent auditors in a lawsuit pending in Superior Court in the County of Santa Clara, California (the "FabCentric Action"). The plaintiffs subsequently added the managing underwriter in our initial public offering and our current Chief Financial Officer as defendants. This lawsuit alleges claims for fraud, negligent misrepresentation, breach of warranties and covenants, breach of contract, negligence, and violations of the California Corporations Code and seeks rescission or, alternatively, damages, costs and expenses. After several rounds of demurrers, the auditors and the underwriters filed answers to the fourth amended complaint in May 2005. Answers by the Company and our former CEO and CFO have been extended by stipulation.

         On February 17, 2005, we participated in a mediation session with the FabCentric plaintiffs. On February 23, 2005, the FabCentric plaintiffs agreed in principle to settle with us and our former CEO and CFO by participating in the HPL Parties' settlement in the Securities Class Action, in addition to receiving 2,100,000 shares of common stock from us, $500,000 in cash from our insurer, Twin City Fire Insurance Company ("Twin City"), and 25% of the net recovery, if any, from Twin City in the litigation described below. The parties are preparing the settlement documentation. The Company anticipates issuing the 2,100,000 new shares of common stock to the FabCentric plaintiffs along with an additional 336,387 shares to the plaintiffs in the Securities Class Action pursuant to an anti-dilution provision following the Superior Court's determination that the settlement was made in good faith.

         We were also a nominal defendant in consolidated stockholder derivative lawsuits filed between July 31, 2002 and December 31, 2002, in Superior Court in the County of Santa Clara, California. These lawsuits asserted derivative claims on behalf of us against our current and former officers and directors and our independent auditors. The consolidated complaint asserted claims for insider trading, breach of fiduciary duties, breach of contract, professional negligence and unjust enrichment, and sought damages suffered by the Company, treble damages for the sale of shares, costs and expenses of these actions and such other relief as the court may deem appropriate. On April 6, 2005, the Superior Court in the County of Santa Clara, California, approved the settlement of the derivative actions. Our contribution to plaintiffs' attorney's fees of $950,000, which was our only contribution to the settlement, was fully funded by our excess directors and officers liability insurance ("D&O") policies.

         Additionally, Twin City (our first-layer excess D&O carrier) filed a declaratory relief action on October 6, 2003, in Superior Court in the County of Santa Clara, California, against us, our former President and Chief Executive Officer, our former Chief Financial Officer, and other former and current officers and directors of the Company seeking a determination that no coverage is afforded the defendants under Twin City's policy, which follows form to the Company's primary D&O policy issued by Executive Risk Indemnity Inc. Executive Risk has already agreed to pay its policy limits for the Securities Class Action, exhausting the limits of the primary D&O policy. We filed a Second Amended Cross-Complaint on September 29, 2004, seeking a declaration that Twin City and our other excess D&O insurance carriers, National Union Fire Insurance Company ("National Union") and St. Paul Mercury Insurance Company ("St. Paul"), are obligated to indemnify us for losses in connection with the Securities Class Actions and related litigation and that Twin City has breached its insurance contract by not paying the defendants' defense expenses on a current basis.

         On January 11, 2005, we argued cross-motions for summary adjudication, in the Twin City matter. The parties sought a declaration regarding whether exclusionary language in our D&O liability insurance application excluded coverage for insureds who did not have knowledge of Y. David Lepejian's unlawful conduct. The Superior Court, in a ruling issued on January 12, 2005, held that this exclusionary language did not preclude coverage for insureds that did not have knowledge of the unlawful conduct, including the Company. Twin City's motion to reconsider the Superior Court's January 12, 2005 ruling was denied on February 22, 2005 and an amended order was issued on March 9, 2005.

         We intend to continue to oppose the remaining claims made in the Third Amended Complaint filed by Twin City and to seek coverage under Twin City's policy. To date, Twin City has advanced or agreed to advance, subject to a reservation of rights, a total of $900,000 under a reservation of rights to fund our settlements of the Securities Class Action and the FabCentric Action.

         On December 21, 2004, National Union, our third-layer excess D&O carrier, paid $1,000,000 into escrow in exchange for a full policy release. St. Paul, our fourth-layer excess D&O carrier has similarly paid $125,000 into escrow in exchange for a full policy release. The proceeds have now been used to settle the consolidated derivative action and for legal defense costs.

         As of December 31, 2004, we had accrued $9.1 million relating to the 9,756,000 new shares of common stock we had agreed to issue to settle the above actions. On March 31, 2005, we reduced the accrual to $8.4 million reflecting the estimated value of our common stock. Accordingly, there was a $730,000 reduction in legal settlement expenses in the three month period ended March 31, 2005.

         Following our dismissal from the FabCentric Action, the only remaining litigation in which we are party will be our claim against Twin City discussed above. This matter is in the early stages of litigation and accordingly it may ultimately be resolved on a basis different than currently estimated. Because there could be many factors that enter into the ultimate resolution of this matter which are not within our control, we are not able to estimate the maximum potential financial exposure to litigate this matter or the potential financial benefit to us should it be resolved successfully. The resolution of the Twin City litigation could have a material effect on our financial condition, results of operations or cash flows.


                                  RISK FACTORS

RISKS ASSOCIATED WITH OUR BUSINESS

We need to increase revenues or reduce costs or raise additional capital to fund our operating activities for the next twelve months.

         We currently are able to pay our debts and meet our obligations as they become due, but we believe that our existing capital resources will not be sufficient to satisfy our current and projected funding requirements through March 31, 2006. We intend to seek additional funding to support our future operations through public or private sales of our equity or debt securities. If we are unable to obtain additional funds to support our operations, we may need to reduce or curtail our operations, and you may lose your investment in our company. These factors raise substantial doubt as to our ability to continue as a going concern, and our independent registered public accounting firm has included a going concern uncertainty paragraph in their report, which is included in this Form 10-K

An investment in our securities is highly speculative.

         Our stock price has been highly volatile and there has been only limited trading volume (liquidity) in our common stock, which is currently traded on the over-the-counter market or the "pink sheets". Historically, our stock price has been subject to significant changes in value as we make material announcements regarding our company or results of operations and we expect this volatility will continue for the foreseeable future. In addition, the Company is investigating informal and formal restructuring alternatives which potentially may dilute shareholder equity. Accordingly, an investment in our securities is highly speculative and should not be made unless you are prepared to lose your entire investment.

Our financial condition may raise concerns among our customers regarding our long-term stability. These concerns may adversely affect future sales.

         Customers who purchase our software products make a significant long-term investment in our technology. Our products often become an integral part of each installed fabrication facility and our customers look to us to provide continuing support, enhancements and new versions of our products. Because of the long-term nature of an investment in yield optimization software, customers are often concerned about the stability of their suppliers. Our current weak financial condition and the going-concern basis on which our financial statements have been prepared may cause current and potential customers concern over our stability and these concerns may cause us to lose sales. Any loss in sales could adversely affect our results of operations, further deepening concern among current and potential customers.

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

         Since July 2002, we have had only three directors. We have begun searching for candidates to fill these vacancies. However, in light of our financial position, we believe we will have difficulty attracting qualified individuals to serve on our board. Our inability to attract and retain qualified independent directors may adversely affect the quality of our management and may make it more difficult for us to comply with corporate governance requirements of the securities exchanges, such as Nasdaq and those imposed by the Securities and Exchange Commission pursuant to the Sarbanes-Oxley Act of 2002.

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

         In each of the years ended March 31, 2005, 2004, and 2003, customers that individually accounted for at least 10% of our revenues together represented 34%, 42%, and 61% of our revenues, respectively, and in each of these years, there was substantial change among the companies that represented our largest customers. In the year ended March 31, 2005, sales to two customers accounted for 18% and 16%, respectively, of our revenues. Because we derive most of our revenues from a few customers and because our existing customers' needs for additional products are based on intermittent events, such as the introduction of new technologies or processes, building of new facilities or the need to increase capacity of existing facilities, our largest customers change from period to period. Delays or failures in selling new licenses to existing or new customers would cause significant period-to-period changes in our operating results, which may result in our failure to meet market expectations. We may also incur significant expense and devote management attention to the pursuit of potentially significant license revenues, but ultimately fail to secure these revenues.

We must continually replace the revenues generated from the sale of licenses and one-time orders to maintain and grow our business.

         Over the past year, we have generated a significant amount of our revenues from sales of one-time customer orders. These licenses and orders produce large amounts of revenues in the periods in which the license fees are recognized and are not necessarily indicative of a commensurate level of revenues from the same customers in future periods. Achieving period-to-period growth will depend significantly on our ability to expand the number of users of our products within our customers' organizations, license additional software to our customers and attract new customers. We may not be successful in these sales efforts and, consequently, revenues in any future period may not match that of prior periods.

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

         We have incurred $8.4 million in charges related to our estimated cost of settling the Securities Action, Covalar Action and Fabcentric Action based on the estimated value of the 9,755,207 shares of our stock we have agreed to issue in the year ended March 31, 2005. We may incur additional charges related to settling these matters as we revalue the accrual for issuances quarterly until the shares are actually issued.

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

         Sales to customers located outside the United States accounted for approximately 59%, 53%, and 36% of our revenues in the years ended March 31, 2005, 2004 and 2003, respectively. We anticipate that sales to customers located outside the United States will represent a significant portion of our total revenues in future periods. In addition, many of our customers rely on third party foundries operating outside of the United States. Accordingly, our operations and revenues are subject to a number of risks associated with foreign commerce, including the following:

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

         Interest Rate Risk

         We invest excess cash in debt instruments of the U.S. Government and its agencies, and in high quality corporate issuers and, limit the amount of credit exposure to any one issuer. Our investments in fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates. We believe that a change in long-term interest rates would not have a material effect on our business, financial condition, results of operations or cash flow. Our cash and cash equivalents consist of cash and highly liquid money market instruments with original or remaining maturities of 90 days or less. Because of the short maturities of these instruments, a sudden change in market interest rates would not have a material impact on the fair value of the portfolio, but it may cause the amount of income we derive to vary from period to period. A hypothetical 10% increase in interest rates would not result in a material decrease in the fair value of our available-for-sale securities as of March 31, 2005.

         Foreign Exchange Risk

         Our sales are primarily denominated in U.S. dollars and, as a result, we have relatively little exposure to foreign currency exchange risk with respect to revenues. Our sales through our Japanese subsidiary, which represented approximately 11.4% of total revenues in the year ended March 31, 2005, are denominated in yen. A 10% adverse change in yen exchange rates would have had a 1.1% impact on revenues for the year ended March 31, 2005. Additionally, our exposure to foreign exchange rate fluctuations arises in part from inter-company accounts, which can be denominated in the functional currency of the foreign subsidiary. As exchange rates vary when the accounts are translated, results may vary from expectations and adversely impact earnings. The effect of foreign exchange rate fluctuations in the year ended March 31, 2005 was a loss of approximately $116,000 to the Company.

         While our sales are generally denominated in U.S. dollars, our international subsidiaries' books and records are maintained in the local currency. As a result, our financial statements are remeasured in U.S. dollars using a combination of current and historical exchange rates. The functional currencies of our foreign subsidiaries are their local currencies. We translate certain assets and liabilities to U.S. dollars at the current exchange rate as of the applicable balance sheet date. Revenues and expenses are translated at the average exchange rates prevailing during the period. Adjustments resulting from the translation of the foreign subsidiaries' financial statements are recorded as accumulated other comprehensive income (loss) in stockholders' equity.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   Index to Consolidated Financial Statements

Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm                                                                   43

Consolidated Statements of Operations for each of the three years in the period ended March 31, 2005                      44

Consolidated Balance Sheets at March 31, 2005 and 2004                                                                    45

Consolidated Statements of Cash Flows for each of the three years in the period ended March 31, 2005                      46

Consolidated Statements of Stockholders' Equity (Deficit) for each of the three years in the period ended March 31, 2005  47

Notes to Consolidated Financial Statements                                                                                48

Financial Statement Schedules:

All schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

Supplementary Financial Data:

Quarterly Financial Data (unaudited) for the two years ended March 31, 2005                                               67


             Report of Independent Registered Public Accounting Firm



To the Board of Directors and Stockholders of HPL Technologies, Inc.:


In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of HPL Technologies and its subsidiaries at March 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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


PricewaterhouseCoopers LLP
San Jose, California
June 27, 2005

                             HPL Technologies, Inc.
                      Consolidated Statements of Operations
                    (In thousands, except per share amounts)

                                                                              Year ended March 31,
                                                                    2005               2004                2003
                                                               ---------------    ----------------    ----------------
Revenues:
  Software licenses                                                   $ 3,176             $ 4,799             $ 5,281
  Consulting services, maintenance and other                            6,593               7,902              10,311
                                                               ---------------    ----------------    ----------------
Total revenues                                                          9,769              12,701              15,592
                                                               ---------------    ----------------    ----------------

Cost of revenues:
  Software licenses                                                        96                 507                 656
  Consulting services, maintenance and other (1)                        2,752               3,131               3,808
                                                               ---------------    ----------------    ----------------
Total cost of revenues                                                  2,848               3,638               4,464
                                                               ---------------    ----------------    ----------------
Gross profit                                                            6,921               9,063              11,128
                                                               ---------------    ----------------    ----------------
Operating expenses:
  Research and development (1)                                          6,590               6,384              10,515
  Sales, general and administrative (1)                                 8,264              13,604              19,788
  Legal settlement expense (Note 16)                                      470               7,900                   -
  Goodwill impairment                                                       -                   -              30,570
  Stock-based compensation                                                 45                 315               1,047
  Amortization of intangible assets                                     1,181               1,327               1,494
                                                               ---------------    ----------------    ----------------
Total operating expenses                                               16,550              29,530              63,414
                                                               ---------------    ----------------    ----------------
Loss from operations                                                   (9,629)            (20,467)            (52,286)
Interest income and other income                                          138                 252                 617
Interest expense                                                           (3)                (39)               (149)
                                                               ---------------    ----------------    ----------------
Loss before income taxes                                               (9,494)            (20,254)            (51,818)
Provision for (benefit from) income taxes                                 (71)                 89                   -
                                                               ---------------    ----------------    ----------------

Net loss                                                             $ (9,423)           $(20,343)          $ (51,818)
                                                               ===============    ================    ================

Net loss per share basic and diluted:                                $  (0.30)            $ (0.65)          $  ( 1.69)
                                                               ===============    ================    ================

Shares used in per share calculations basic and diluted:               31,332              31,145              30,645
                                                               ===============    ================    ================

----------------------------------------------------------
(1) Excludes the following stock-based compensation charges:

Cost of revenues                                                         $  -               $   -             $    18
Research and development                                                   15                 113                 414
Sales, general and administrative                                          30                 202                 615
                                                               ---------------    ----------------    ----------------
                                                                         $ 45               $ 315             $ 1,047
                                                               ===============    ================    ================

The accompanying notes are an integral part of these consolidated financial statements.

                             HPL Technologies, Inc.
                           Consolidated Balance Sheets
                      (In thousands, except per share data)

                                                                                                         March 31,

                                                                                                2005                 2004
                                                                                            ----------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                                                                      $  1,185             $  2,408
  Short-term investments                                                                            2,061                7,802
  Accounts receivable, net of allowances of $100 and $100, respectively                             1,311                2,888
  Unbilled accounts receivable                                                                        102                    4
  Prepaid expenses and other current assets                                                         1,187                  940
                                                                                            -----------------------------------
Total current assets                                                                                5,846               14,042
Property and equipment, net                                                                           847                1,308
Goodwill                                                                                           27,754               27,754
Other intangible assets, net                                                                            -                1,181
Other assets                                                                                          355                  580
                                                                                            -----------------------------------
Total assets                                                                                     $ 34,802             $ 44,865
                                                                                            ===================================


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                                  $ 901              $ 2,085
  Accrued liabilities                                                                               6,867                6,579
  Deferred revenue                                                                                  1,687                1,894
  Capital lease obligations - current portion                                                          26                   91
                                                                                            -----------------------------------
Total current liabilities                                                                           9,481               10,649
Capital lease obligations net of current portion                                                       13                   39
Legal settlement liability (Note 16)                                                                8,370                7,900
Other liabilities                                                                                       -                  235
                                                                                            -----------------------------------
Total liabilities                                                                                  17,864               18,823
                                                                                            -----------------------------------

Contingencies and Commitments (Notes 9 and 16)

Stockholders  equity :
Preferred stock, $0.001 par value, 10,000 shares authorized, no shares issued
 and outstanding at March 31, 2005 and 2004                                                             -                    -
Common stock, $0.001 par value; 75,000 shares authorized; 31,447 and 31,275
 shares issued and outstanding at March 31, 2005 and 2004                                              32                   32
Additional paid-in capital                                                                        124,181              124,205
Deferred stock-based compensation                                                                     (19)                (129)
Accumulated deficit                                                                              (107,470)             (98,047)
Accumulated other comprehensive gain (loss)                                                           214                  (19)
                                                                                            -----------------------------------
Total stockholders' equity                                                                         16,938               26,042
                                                                                            -----------------------------------
Total liabilities and stockholders' equity                                                       $ 34,802             $ 44,865
                                                                                            ===================================


The accompanying notes are an integral part of these consolidated financial statements.

                             HPL Technologies, Inc.
                      Consolidated Statements of Cash Flows
                                 (In thousands)

                                                      -------------------------------------------
                                                          2005           2004          2003
                                                      -------------------------------------------
Cash flows from operating activities:
Net loss                                                   $  (9,423)     $ (20,343)    $ (51,818)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
    Depreciation and amortization                              2,121          2,598         3,218
    Legal settlement expense                                     470          7,900             -
    Goodwill impairment                                            -              -        30,570
    Forgiveness of note                                          150            150           150
    Loss on disposal of property & equipment                      17              -             -
    Stock-based compensation                                      45            315         1,047
 Changes in assets and liabilities, net of effects
  from acquisitions:
    Accounts receivable                                        1,577         (1,328)          (47)
    Unbilled accounts receivable                                 (98)           615           164
    Prepaid expenses and other current assets                   (247)         2,266           687
    Other assets                                                  75              1            15
    Accounts payable                                          (1,184)           743        (1,398)
    Accrued liabilities                                          288           (175)       (1,068)
    Other liabilities                                           (235)          (279)         (225)
    Deferred revenue                                            (207)        (1,881)       (5,054)
                                                       -------------------------------------------
 Net cash used in operating activities                        (6,651)        (9,418)      (23,759)
                                                       -------------------------------------------
Cash flows from investing activities:
  Acquisition of property and equipment                         (506)          (263)         (397)
  Proceeds on disposal of  property and equipment                 10              -             -
  Issuance of notes receivable                                     -              -          (450)
  Acquisitions, net of cash acquired                               -              -        (2,012)
  Purchase of short-term investments                            (538)       (15,681)      (22,378)
  Sale of short-term investments                               6,279         12,263        32,319
                                                      -------------------------------------------
 Net cash provided by (used in) investing activities           5,245         (3,681)        7,082
                                                      -------------------------------------------
Cash flows from financing activities:
  Repayments of convertible debenture                             -         (1,500)            -
  Issuance of common stock                                       41              9           166
  Principal payments on capital lease obligations               (91)          (338)         (397)
  Amounts received from HPL's former Chief
   Executive Officer                                              -              -         1,300
                                                     -------------------------------------------
 Net cash provided by (used in) financing activities            (50)        (1,829)        1,069
                                                     -------------------------------------------
Effect of exchange rate changes on cash and
 cash equivalents                                               233            (14)          160
                                                     -------------------------------------------
Net decrease in cash and cash equivalents                    (1,223)       (14,942)      (15,448)
Cash and cash equivalents at beginning of period              2,408         17,350        32,798
                                                     -------------------------------------------
Cash and cash equivalents at end of period                  $ 1,185        $ 2,408      $ 17,350
                                                     ===========================================
Supplemental disclosures of cash flow information:
  Interest paid                                             $     5        $   187       $    22
  Income taxes paid                                         $    21        $    10       $ 1,749
  Income taxes refunded                                     $   180        $ 1,237       $     -
Supplemental disclosure of non-cash investing
 and financing activities:
Acquisition of property and equipment under capital
  lease obligations                                         $    -         $   172       $   391
Issuance of common stock and options assumed in
  connection with acquisitions                              $    -         $     -       $14,178


The accompanying notes are an integral part of these consolidated financial statements.

                             HPL Technologies, Inc.
                 Consolidated Statements of Stockholders' Equity
                                 (In thousands)

                                                                                                          Accumulated
                                                   Common Stock     Additional   Deferred                   other         Total
                                                  --------------     paid-in   stock-based  Accumulated comprehensive  stockholders'
                                                  Shares   Amount    capital   compensation   deficit       income        equity
                                                 -------  --------   --------- ------------  ----------- ------------  -------------

Balances as of March 31, 2002                      29,400    $ 29   $ 112,369   $ (4,017)      $ (25,886)   $   (179)      $ 82,316

Components of comprehensive loss:
 Net loss                                               -       -           -          -         (51,818)          -        (51,818)
 Unrealized gain on available for sale securities       -       -           -          -               -          69             69
 Foreign currency translation adjustment                -       -           -          -               -         112            112
                                                                                                                           ---------
Total comprehensive loss                                                                                                    (51,637)
                                                                                                                          ---------
Exercise of stock options for cash                    443       1         165          -               -           -            166
Issuance of common stock and options assumed in
 connection with acquisitions                         967       1      14,177        (38)              -           -         14,140
Stock-based compensation                                -       -      (2,121)     3,168               -           -          1,047
                                                  -------  --------   --------- ------------  ----------- ------------   -----------
Balances as of March 31, 2003                      30,810      31     124,590       (887)        (77,704)          2         46,032

Components of comprehensive loss:
 Net loss                                               -       -           -          -         (20,343)         -         (20,343)
 Unrealized gain on available for sale securities       -       -           -          -               -         (7)             (7)
 Foreign currency translation adjustment                -       -           -          -               -        (14)            (14)
                                                                                                                           ---------
Total comprehensive loss                                                                                                    (20,364)
                                                                                                                           ---------
Exercise of stock options for cash                     68       -           9          -               -          -               9
Issuance of common stock and options assumed in
 connection with acquisitions                         397       1          49          -               -          -              50
Stock-based compensation                                -       -        (443)       758               -          -             315
                                                  -------  --------   --------- ------------  ----------- ------------  ------------
Balances as of March 31, 2004                      31,275      32     124,205       (129)        (98,047)       (19)         26,042

Components of comprehensive loss:
 Net loss                                               -       -           -          -          (9,423)          -         (9,423)
 Unrealized gain on available for sale securities       -       -           -          -               -        (16)            (16)
 Foreign currency translation adjustment                -       -           -          -               -        249             249
                                                                                                                           ---------
Total comprehensive loss                                                                                                     (9,190)
                                                                                                                           ---------
xercise of stock options for cash                     172       -          41          -               -          -              41
Stock-based compensation                                -       -         (65)       110               -          -              45
                                                   -------  --------  ---------- ------------  ----------- ------------  -----------
Balances as of March 31, 2005                      31,447    $ 32    $ 124,181  $    (19)      $ (107,470)     $ 214        $ 16,938
                                                  ========  ======== =========== ============  =========== ============  ===========

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

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business; and, accordingly, the financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company has experienced net losses and negative cash flows since going public in July 2001 and, as of March 31, 2005, had an accumulated deficit of $107.5 million. The Company expects to have a net operating loss in the year ending March 31, 2006. For the year ended March 31, 2005, cash used in operations and to fund capital expenditures was $7.2 million. Management's plans for the Company to continue as a going concern include increases in revenues and raising additional capital or debt financing. At March 31, 2005, the Company had approximately $3.2 million in cash and cash equivalents and short-term investments. The Company's current operating plan for the year ending March 31, 2006 projects that cash available from planned revenue combined with the $3.2 million on hand at March 31, 2005 will not be adequate to fund operations through March 31, 2006. There is no assurance that equity or debt financing would be available to the Company or, if available, under terms that would be acceptable to the Company.


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

         For contracts with multiple obligations (e.g., deliverable and undeliverable products, post-contract support and other services), the Company allocates revenues to the undelivered element of the contract based on vendor specific objective evidence of their fair value. This objective evidence is the sales price of the elements when sold separately or the renewal rate specified in the agreement for licensing arrangements with terms of one year or more that include post-contract customer support and software updates. The Company recognizes revenues allocated to undelivered products when all of the other criteria for revenue recognition have been met.

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

         Costs related to the research, design and development of software products are generally expensed as incurred. Software development costs are capitalized beginning when a product's technological feasibility has been established through the time of general release of the product. Based on the Company's product development process, technological feasibility is established upon the completion of a working model. Costs eligible for capitalization, incurred after achieving technological feasibility and before general release of its product, were not material in the years ended March 31, 2005, 2004 and 2003. Accordingly, all software development costs have been charged to research and development expense in the accompanying consolidated statements of operations.

Cash, cash equivalents and short-term investments

         The Company invests its excess cash in debt instruments of the US Government and its agencies, and high-quality corporate issuers. The Company considers all highly liquid investments with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents. Short-term investments are classified as securities available-for-sale and are reported at fair value based on quoted market prices as of the balance sheet date. Realized gains or losses and declines in value judged to be other than temporary, if any, are determined on the specific identification method and are reflected in other income or loss. Net unrealized gains or losses, net of tax, are recorded directly in stockholders' equity as accumulated other comprehensive income(loss).

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

         Depreciation expense totaled $940,000, $1.3 million and $1.7 million for the years ended March 31, 2005, 2004 and 2003, respectively.

Goodwill and intangible assets

         Goodwill is stated at fair value and intangible assets are stated at cost less accumulated amortization. Intangible assets are amortized on a straight line basis over the estimated useful life. Goodwill is not amortized, but rather is subject to at least an annual assessment for impairment.

         Intangible assets acquired in business combinations consist primarily of purchased technology and customer backlog and are being amortized on a straight-line basis over their estimated useful life which ranges from six months to three years. Amortization expense totaled $1.2 million, $1.3 million and $1.5 million for the years ended March 31, 2005, 2004 and 2003, respectively.

         The Company periodically reviews the carrying value of acquired intangible assets, including goodwill, to determine whether impairment may exist. Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," requires that goodwill and certain intangible assets be assessed for impairment using fair value measurement techniques. Specifically, goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. The Company has one reporting unit. The Company measures fair value by weighing equally its projected five year discounted cash flows with a terminal value discounted to the measurement date (the "Income Approach") and looking at comparable public companies and the multiples they trade at based on their trailing twelve months revenue and forward looking twelve months revenue compared to our comparable revenue to determine our market value (the "Market Approach"). If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. The impairment test for other intangible assets not subject to amortization consists of a comparison of the fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. For intangible assets subject to amortization, to the extent the fair value of the intangible asset, determined based upon the estimated future cash inflows on a discounted basis attributable to the asset, less estimated future cash outflows on a discounted basis, are less than the carrying amount, an impairment loss is recognized. The determination of impairment of goodwill and other intangible assets requires significant judgment and management estimates.

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

Foreign currency translation

         The functional currencies for the Company's international subsidiaries are the local currencies. These international subsidiaries' financial statements are translated to United States dollars using period-end rates of exchange for assets and liabilities, and the average rates of exchange for the year for revenues and expenses. Translation gains (losses) are recorded in accumulated other comprehensive income (loss) in stockholders' equity (deficit). Net gains and losses resulting from foreign exchange transactions are included in the expense line item to which they relate. The net loss for the year ended March 31, 2005 was $116,000. The amount for the year ended March 31, 2004 and 2003 was not significant.

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

Advertising expense

         Advertising costs are included in sales, general and administrative expenses and are expensed as incurred. Advertising expense totaled $1,300, $13,000, $18,000 for the years ended March 31, 2005, 2004 and 2003, respectively.

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

         If compensation cost had been determined in accordance with SFAS No.123, net loss and net loss per share would have been changed to the pro forma amounts indicated below:


                                                                                           March 31,
                                                                          ---------------------------------------------
                                                                               2005           2004           2003
                                                                          ---------------  ------------  --------------
Net loss, as reported                                                     $       (9,423)  $   (20,343)  $     (51,818)
Add: Stock-based employee compensation expense included in reported net
   loss                                                                               45           315           1,047
Deduct: Stock-based employee compensation determined under fair value
   based method for all awards                                                      (542)         (251)         (1,045)
                                                                          ---------------  ------------  --------------
Pro forma net loss, fair value method for all stock-based awards          $       (9,920)  $   (20,279)  $     (51,816)
                                                                          ===============  ============  ==============
Basic and diluted net loss per share:

As reported                                                               $        (0.30)  $     (0.65)  $       (1.69)

Pro forma net loss, fair value method for all stock-based awards          $        (0.32)  $     (0.65)  $       (1.69)

Concentration of credit risk

         Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents and short-term investments and accounts receivable. Cash, cash equivalents and short-term investments are managed by financial institutions that management believes are credit worthy.

         The Company performs ongoing credit evaluations of its customers' financial condition, generally requires no collateral from its customers and maintains allowances for probable credit losses. The Company applies judgment as to its ability to collect outstanding receivables based primarily on management's evaluation of the customer's financial condition and past collection history and records a specific allowance when required in management's judgment. In addition, the Company records a general allowance based on the length of time other receivables are past due.

         At March 31, 2005, receivables from the Company's Japanese distributor and one domestic customer accounted for 29% and 10% of accounts receivable and unbilled receivables combined, respectively. At March 31, 2004, receivables from two domestic, two international customers, and the Company's Japanese distributor accounted for 21%, 14%, 18%, 18% and 11% of accounts receivable and unbilled receivables combined, respectively.

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


                                                                                   Years ended March 31,
                                                                        ---------------------------------------------
                                                                            2005           2004            2003
                                                                        -------------- --------------  --------------
     Numerator:
     Net loss                                                           $      (9,423) $     (20,343)  $     (51,818)
                                                                        -------------- --------------  --------------
     Denominator:
             Weighted average common shares outstanding--basic and
               diluted                                                         31,332         31,145          30,645
                                                                        -----------------------------  --------------
     Net loss per common share--basic and diluted                        $      (0.30) $       (0.65)  $       (1.69)
                                                                        ============== ==============  ==============


         The total number of shares excluded from the calculation of diluted net loss per share is detailed in the table below (in thousands):

                                                                                          March 31,
                                                                         --------------------------------------------
                                                                             2005          2004            2003
                                                                         ------------- --------------  --------------

     Outstanding stock options                                                  6,771          6,730           1,136
     Convertible debenture (Note 8)                                                 -              -           1,032
     Shares issuable under warrants                                                 -            138             138
     Shares contingently issuable upon legal settlement (Note 16)               9,756          7,000               -
                                                                         ------------- --------------  --------------
     Total                                                                     16,527         13,868           2,306
                                                                         ============= ==============  ==============

Reclassifications

         Certain amounts in the 2004 financial statements have been reclassified to conform with the 2005 presentation. Certain auction rate securities have been reclassified from cash equivalents to short-term investments. Auction rate securities are variable rate bonds tied to short-term interest rates with maturities on the face of the securities in excess of 90 days. Auction rate securities have interest rate resets through a modified Dutch auction, at predetermined short-term intervals, usually every 7, 28 or 35 days. They trade at par and are callable at par on any interest payment date at the option of the issuer. Interest paid during a given period is based upon the interest rate determined during the prior auction.

          Although these securities are issued and rated as long-tem bonds, they are priced and traded as short-term instruments because of the liquidity provided through the interest rate reset. Based on the Company s ability either to liquidate the holdings or to roll the investment over to the next reset period, the Company had historically classified some or all of these instruments as cash equivalents if the period between interest rate resets was 90 days or less.

           The Company accounts for our marketable securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Such investments are classified as available for sale and are reported at fair value in the Company s balance sheets. The short-term nature and structure, the frequency with which the interest rate resets and the ability to sell auction rate securities at par and at our discretion indicates that such securities should more appropriately be classified as short-term investments with the intent of meeting the Company s short-term working capital requirements.

          Based upon the Company s re-evaluation of these securities, the Company reclassified as short-term investments any auction rate securities previously classified as cash equivalents for each of the periods presented in the consolidated balance sheets. This resulted in a reclassification from cash and cash equivalents to short-term investments of $2.3 million on the March 31, 2004 consolidated balance sheet. In addition, purchases of short-term and long-term investments and sales of short-term investments included in the consolidated statements of cash flows have been revised to reflect the purchase and sale of auction rate securities during the periods presented. This resulted in a decrease in cash used in investing activities by $2.3 million for the year ended March 31, 2004. These reclassifications had no impact on the previously reported net income or cash flows from operations.


RECENT ACCOUNTING PRONOUNCEMENTS

         In September 2004, the EITF delayed the effective date for the recognition and measurement guidance previously discussed under EITF Issue No. 03-01, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("EITF 03-01") as included in paragraphs 10-20 of the proposed statement. The proposed statement will clarify the meaning of other-than-temporary impairment and its application to investments in debt and equity securities, in particular investments within the scope of FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and investments accounted for under the cost method. The Company will evaluate the impact of EITF 03-01 once the final guidance is issued.

         In December 2004, the FASB issued SFAS No. 123 (R), Share-Based Payment ("SFAS 123(R)"), an amendment of SFAS No. 123 and SFAS No. 95 Statement of Cash Flows. The statement eliminates the ability to account for share-based compensation transactions using APB No. 25 and requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS No. 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing its shares, share options, or other equity instruments or by incurring liabilities based on the price of an entity's shares or that require settlement by the issuance of equity instruments. In March 2005, the SEC issued Staff Accounting Bulletin (SAB) 107 ("SAB 107") which expresses views of the SEC staff regarding the application of SFAS No. 123(R). Among other things, SAB 107 provides interpretive guidance related to the interaction between SFAS No. 123(R) and certain SEC rules and regulations, as well as provides the SEC staff's views regarding the valuation of share-based payment arrangements for public companies. In April 2005, the SEC amended the compliance dates for SFAS 123(R) to provide that the provisions of this statement will be effective for fiscal years beginning June 15, 2005. The Company will adopt SFAS 123(R) as of the beginning of its 2007 fiscal year. Although the Company is currently assessing the application of SFAS No. 123(R), it believes that the adoption of this statement will have a material impact on its results of operations, depending on the amount of stock options it grants in future periods.

         In December 2004, the FASB issued FASB Staff Position ("FSP") No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 ("FSP No. 109-2"). FSP No. 109-2 provides guidance under SFAS No. 109, Accounting for Income Taxes ("SFAS No. 109"), with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the "Jobs Act") on enterprises' income tax expense and deferred tax liability. FSP No. 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment of the Jobs Act to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. The Jobs Act was enacted on October 22, 2004. The Company does not believe that the adoption of FSP No.109-2 will have a material effect on its financial position, results of operation or cash flows.

         In December 2004, the FASB issued SFAS No. 153, "Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 20, Accounting for Non-monetary Transactions." The amendments made by this Statement are based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. This Statement also eliminates the exception for non-monetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of non-monetary assets that do not have commercial substance. The Company is required to adopt the provisions of this Statement beginning April 1, 2006 for all non-monetary asset exchanges and will apply its provisions prospectively upon adoption. The Company does not believe this statement will have a material impact on its consolidated financial statements.


NOTE 3.  BUSINESS COMBINATIONS

Defect & Yield Management, Inc.

         On April 10, 2002, the Company acquired all of the outstanding common and preferred shares of Defect & Yield Management, Inc. ("DYM"), a defect analysis and yield optimization software company offering software solutions to semiconductor companies. The results of DYM have been included in the consolidated financial statements from April 10, 2002, the acquisition date. In connection with the acquisition, the Company issued 967,260 shares of its common stock, paid $2.0 million in cash and assumed options to purchase up to 82,740 shares of the Company's common stock. In June 2003, as part of an earn-out, the Company issued to the former DYM shareholders an additional 396,826 shares in the aggregate, valued at $50,000. The transaction was accounted for using the purchase method of accounting. The acquisition of DYM provides the Company access to an installed customer base, complementary technology and a highly skilled workforce.


The aggregate purchase price was approximately $17.1 million, summarized as follows (in thousands):
       Cash                                                                                              $       2,000
       Fair market value of common stock                                                                        13,474
       Fair market value of options assumed                                                                        704
       Acquisition related costs                                                                                   943
                                                                                                         --------------
       Total                                                                                             $      17,121
                                                                                                         ==============


The allocation of the purchase price to assets acquired and liabilities assumed is as follows (in thousands):

       Tangible assets acquired                                                                          $         665
       Intangible assets acquired                                                                                1,300
       Deferred compensation                                                                                        38
       Goodwill                                                                                                 16,545
       Liabilities assumed                                                                                      (1,427)
                                                                                                         --------------
       Total                                                                                             $      17,121
                                                                                                         ==============

The Company has included the results of operations of DYM since April 10, 2002, the date of acquisition.

NOTE 4.  GOODWILL IMPAIRMENT

         The Company operates within one reporting unit as defined by SFAS 142. Therefore, goodwill is not allocated within the Company as it is considered enterprise goodwill. During the fourth quarter of the year ended March 31, 2003, the Company determined that there were indicators of impairment to the carrying value of goodwill, principally as a result of reducing its revenue forecast given the then current economic environment in the semiconductor industry and the litigation the Company was undergoing. The Company performed its annual impairment review for goodwill and other intangible assets and recorded a charge of $30.6 million relating to goodwill, which is recorded as a component of operating income in the accompanying consolidated statement of operations for the year ended March 31, 2003. The amount of goodwill impairment was based on the fair value of the Company, representing its only reporting unit utilizing a valuation based on both the Income Approach and Market Approach. The Company performed an impairment test at March 31, 2005 and March 31, 2004 and determined that there was no impairment. Future goodwill impairment tests may result in charges to earnings if the Company determines that goodwill has been impaired.


NOTE 5.  PROPERTY AND EQUIPMENT

         Property and equipment consists of the following (in thousands):

                                                                                                     March 31,
                                                                                           -------------------------------
                                                                                               2005             2004
                                                                                           --------------  ---------------

         Computers, equipment and other                                                    $       3,261   $        3,635
         Furniture and fixtures                                                                      642              485
         Leasehold improvements                                                                      639              633
         Equipment and furniture under capital lease obligations                                     345              752
                                                                                           --------------  ---------------
                                                                                                   4,887            5,505
         Less: Accumulated depreciation                                                           (4,040)          (4,197)
                                                                                           --------------  ---------------
                                                                                           $         847   $        1,308
                                                                                           ==============  ===============


         At March 31, 2005 and 2004, accumulated depreciation of the property and equipment under capital leases was $311,000 and $599,000, respectively.


NOTE 6.  INTANGIBLE ASSETS

Intangible assets consist of the following (in thousands):

                                                       March 31, 2005
                                 ------------------    --------------------    ---------------------         -----------------
                                   Amortization          Gross Carrying            Accumulated                 Net Carrying
                                      Period                 Amount                Amortization                   Amount
                                 ------------------    --------------------    ---------------------         -----------------

Existing Technology                   3 years          $             2,760     $            (2,760)      $                  -
Modular Library                       3 years                        1,220                  (1,220)                         -
                                                       --- ----------------    --- -----------------     --- -----------------
                                                       $             3,980     $            (3,980)      $                  -
                                                       === ================    === =================     === =================


                                                       March 31, 2004
                                 ------------------    --------------------    ---------------------         -----------------
                                   Amortization          Gross Carrying            Accumulated                 Net Carrying
                                      Period                 Amount                Amortization                   Amount
                                 ------------------    --------------------    ---------------------         -----------------

Existing Technology                   3 years          $             2,760     $            (1,935)      $                825
Modular Library                       3 years                        1,220                    (864)                       356
                                                       --- ----------------    --- -----------------     --- -----------------
                                                       $             3,980     $            (2,799)      $              1,181
                                                       === ================    === =================     === =================

NOTE 7.  ACCRUED LIABILITIES

         Accrued liabilities consist of the following (in thousands):

                                                                                               March 31,
                                                                                    ---------------------------------
                                                                                        2005              2004
                                                                                    --------------   ----------------

         Payroll and related expenses                                               $         807    $           888
         Professional fees                                                                    383                563
         Other accrued expenses                                                             1,342              1,037
         Amounts received from HPL's former Chief Executive Officer
         (see Note 11)                                                                      4,335              4,335
                                                                                    ---------------------------------
                                                                                    $       6,867    $         6,579
                                                                                    ==============   ================

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

NOTE 9.  COMMITMENTS

         The Company leases its facilities under operating lease agreements that expire at various dates through December 31, 2010. Rent expense for all operating leases for the years ended March 31, 2005, 2004 and 2003 was $1.1 million, $1.1 million, and $1.5 million, respectively.

         Minimum future lease payments under non-cancelable operating leases and future minimum payments under capital lease agreements at March 31, 2005 are included in the table below (in thousands):

                                                                    Payments Due by Fiscal Year
                                       ------------    -------------    ------------    -----------    ------------    -------------
                                          Total            2006            2007            2008           2009             2010
                                       ------------    -------------    ------------    -----------    ------------    -------------

Capital Lease Obligations              $        40     $         27     $        13     $        -      $        -     $          -
Operating Lease Obligations                  1,694            1,243             135            115             115               86
                                       --- --------    --- ---------    --- --------    --- -------    --- --------    -- ----------
Total                                  $     1,734     $      1,270     $       148     $      115      $      115     $         86
                                       ===========     ============     ===========     ==========     ===========     ============


Guarantees and Indemnifications

         The Company includes standard intellectual property indemnification clauses in its software license agreements. Pursuant to these provisions, HPL holds harmless and agrees to defend the indemnified party, generally HPL's business partners and customers, in connection with certain patent, copyright or trade secret infringement claims by third parties with respect to HPL's products. The term of the indemnification provisions is generally for the term of the license agreement and the applicable statute of limitations. The Company believes the estimated fair value of these obligations is minimal. HPL has recorded no liabilities for these obligations as of March 31, 2005 and has never had to make a payment under such indemnification provisions.

         The Company generally warrants that its software products will perform in all material respects in accordance with its standard published specifications in effect at the time of delivery of the licensed products to the customer for a period of 90 days following delivery. If necessary, HPL would provide for the estimated cost of product warranties based on specific warranty claims and claim history. The Company has incurred no significant expense under its product warranties to date and, as a result, the Company believes the estimated fair value of these warranties is minimal. The Company has recorded no liabilities for these warranties as of March 31, 2005.


NOTE 10.  CAPITAL STOCK

Common stock

         The Company has reserved the following shares of authorized but unissued common stock for future issuance (in thousands):

                                                   March 31,
                                           2005             2004
                                        ----------        ---------
     Warrants                                   -             138
     Stock option plans                    10,731          10,903
     Employee stock purchase plans          1,097             947
     Legal settlement (Note 16)             9,756               -
                                       -----------        ---------
                                           21,584          11,988
                                       ===========        =========

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

        The following table summarizes information with respect to stock option activity:


                                                   2005                           2004                            2003
                                       ------------------------------ ------------------------------  ------------------------------
                                                         Weighted                        Weighted                         Weighted
                                                          Average                         Average                          Average
                                           Shares        Exercise         Shares         Exercise         Shares          Exercise
Years ended March 31,                      (000's)          Price         (000's)           Price         (000's)            Price
-------------------------------------  -------------- --------------- --------------  --------------  --------------  --------------
Outstanding at beginning of year               6,730  $         0.77          1,490   $        4.40           8,650   $        2.18
   Granted and assumed upon
     acquisitions                                974            0.38          7,296            0.24             238           10.40
   Exercised                                    (172)           0.24            (68)           0.14            (443)           0.38
   Forfeited                                    (761)           1.15         (1,988)           1.59          (6,955)           2.10
                                       --------------                 --------------                  --------------
Outstanding at end of year                     6,771            0.68          6,730            0.77           1,490            4.40
                                       ============== =============== ==============  ==============  ==============  ==============
Options exercisable at end of year             2,592                            840                             873
Shares available for grant                     4,092                          4,399                           9,997


        The following table summarizes information regarding options outstanding and exercisable as of March 31, 2005:

                                                             Options Outstanding                         Options Exercisable
                                              ---------------------------------------------------  ---------------------------------
                                                             Weighted Average       Weighted                           Weighted
                                                  Number         Remaining           Average           Number           Average
                                               Outstanding    Contractual Life      Exercise        Exercisable        Exercise
 Range of Exercise Prices                         (000's)          (Years)             Price           (000's)            Price
--------------------------------------------  -------------- ------------------- ----------------  ---------------  ----------------
$0.04 -- $0.22                                          538                5.26  $          0.14              308   $          0.08
$0.23 -- $0.24                                        4,286                8.46             0.24            1,595              0.24
$0.25 -- $0.29                                        1,001                8.95             0.28              167              0.27
$0.30 -- $0.97                                          508                8.33             0.53              165              0.35
$0.98 -- $3.97                                          222                6.09             3.47              197              3.46
$3.98 -- $13.87                                         216                6.35            10.18              161             10.24
                                              --------------                                       ---------------
                                                      6,771                8.12  $          0.68            2,592   $          1.10
                                              ============== =================== ================  ===============  ================

         Pro forma information regarding net loss per share is required by SFAS No. 123, as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. The weighted average fair value of options granted for the years ended March 31, 2005, 2004 and 2003 was $0.22, $0.15, and $6.05 respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model and the following weighted average assumptions:

                                                    Stock Options
                                    -------------------------------------------
Years ended March 31,                    2005           2004           2003
----------------------------------- -------------  -------------  -------------
Expected volatility                       85%            85%            85%
Weighted average risk free
  interest rate                         3.37%          2.47%          3.90%
Expected life                         5 years        5 years        5 years
Expected dividend yield                     -              -              -




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

         The purchase price of the stock is 85% of the lower of the fair market value at the beginning of the twenty-four month offering period or at the end of each six-month purchase period. No shares were issued in the years ended March 31, 2005, 2004 and 2003, as the Company suspended the plans on July 19, 2002.

Deferred stock-based compensation

         In connection with the granting of stock options to employees, in the year ended March 31, 2005, 2004 and 2003, the Company has not recorded deferred stock-based compensation as the grant prices were equal to the market prices on the date of grant which is the deemed fair value of the Company's common stock for accounting purposes. In connection with the acquisition of DYM in the year ended March 31, 2003, the Company recorded deferred compensation totaling $38,000. These amounts are included as a component of stockholders' equity and, in accordance with the method described in FIN No. 28, are being amortized on an accelerated basis by charging to operations over the vesting period of the options, which is generally four years. Accordingly, this resulted in an expense of $45,000, $315,000, and $1,047,000 for the years ended March 31, 2005, 2004 and 2003, respectively.


NOTE 11.  RELATED PARTY

         In the fourth quarter of fiscal 2002 and the first quarter of fiscal 2003, the Company provided a loan to an officer of the Company for an aggregate sum of $750,000 pursuant to his employment arrangement. On January 1, 2005, the balance due on the loan was $300,000. The loan is collateralized by a second deed of trust on the officer's home and bears interest at a rate equal to the higher of: (i) 6%, or (ii) the short-term "applicable federal rate" (assuming semi-annual compounding) as periodically published by the Internal Revenue Service. The employment arrangement provides that 20% of the principal sum and accrued interest will be forgiven annually over a period of five years, commencing on the first anniversary of the officer's employment, provided that he remains continuously employed by the Company during that time.

         During fiscal 2003 and 2002, the former President and Chief Executive Officer of the Company had deposited approximately $4,335,000 into the Company's bank accounts which amounts were purported to have represented proceeds from the payment of accounts receivable related to fictitious sales transactions. As part of the former President and Chief Executive Officer's settlement in the derivative actions in April 2005, he released the Company from any claim to these funds, extinguishing and liability the Company may have had with regards to these funds. Accordingly, in the first quarter of fiscal 2006, the amount has been reclassified from accrued liabilities to additional paid-in-capital as part of shareholders' equity.


NOTE 12.  FAIR VALUE OF FINANCIAL INSTRUMENTS

         The estimated fair value of financial instruments has been determined using available market information. However, considerable judgment is necessarily required in interpreting market data to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company would realize in a current market exchange.

         Cash, cash equivalents, accounts receivable, notes receivable and accounts payable are carried at cost, which approximates their fair value because of the short maturities of these instruments. The Company's short-term investments are reported at fair value.

         The following is a summary of cash, cash equivalents and short-term investments (in thousands):

                                            March 31, 2005
                            ----------------------------------------------------
                                               Gross       Gross
                                Amortized   Unrealized   Unrealized    Estimated
                                  Cost         Gains      (Losses)    Fair Value
                            ------------ ------------- ------------ ------------
Checking and savings        $     1,178  $          --  $        --  $     1,178
Money market funds                    7             --           --            7
Corporate debt securities         2,067             --          (6)        2,061
                            ------------ ------------- ------------ ------------
                            $     3,251  $          --  $       (6)  $     3,246
                            ============ ============= ============ ============
Included in:
 Cash and cash equivalents                                           $     1,185
 Short-term investments                                                    2,061
                                                                    ------------
                                                                     $     3,246
                                                                    ============

                                             March 31, 2004
                            ----------------------------------------------------
                                               Gross       Gross
                                Amortized   Unrealized   Unrealized    Estimated
                                  Cost         Gains      (Losses)    Fair Value
                            ------------ ------------- ------------ ------------
Checking and savings        $     2,160   $         --  $         --  $    2,160
Money market funds                  248             --            --         248
Municipal bonds - taxable         2,300             --            --       2,300
Corporate debt securities         3,867              9            --       3,876
US Government agencies            1,625              1            --       1,626
                            ------------ ------------- ------------ ------------
                            $    10,200   $         10  $         --  $   10,210
                             ============ ============= ============ ===========
Included in:
 Cash and cash equivalents                                           $     2,408
 Short-term investments                                                    7,802
                                                                    ------------
                                                                     $    10,210
                                                                    ============

NOTE 13.  EMPLOYEE BENEFIT PLAN

         The Company has a 401(k) Profit Sharing Plan (the "Profit Sharing Plan") qualified under Section 401(k) of the Internal Revenue Code of 1986. Each eligible employee may elect to contribute up to the maximum IRS annual deferral amount. The Company, at the discretion of its board of directors, may match employee contributions to the Profit Sharing Plan or make contributions to the Profit Sharing Plan for all eligible employees. The Company has elected not to make matching or other contributions to the Profit Sharing Plan for the years ended March 31, 2005, 2004, and 2003.

NOTE 14.  INCOME TAXES

         The Company's deferred tax assets (liabilities) consist of the following (in thousands):

                                                             March 31,
                                                  ------------------------------
                                                     2005            2004
                                                  -------------- ---------------
Deferred tax assets:
 Net operating loss and credit carry forwards     $    26,502    $     24,772
 Other accruals                                         9,521           8,137
                                                  -------------- ---------------
Gross deferred tax assets                              36,024          32,909
Valuation allowance                                   (36,024)        (32,479)
                                                  -------------- ---------------
Net deferred tax assets                           $        --    $        430
                                                  ============== ===============
Deferred tax liabilities:
 Intangible assets                                         --            (430)
                                                  -------------- ---------------
Net deferred tax liabilities                      $        --    $       (430)
                                                  ============== ===============

         Based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets at March 31, 2005 and 2004 will not be fully realizable. Accordingly, the Company has applied a full valuation allowance against its net deferred tax assets as of March 31, 2005 and 2004. The net change in valuation allowance for the years ended March 31, 2005 and 2004 was an increase of $1.5 million and an increase of $6.7 million respectively.

         Reconciliation of the statutory federal income tax to the Company's effective tax is as follows:

                                                     March 31
                                      ------------------------------------------
                                          2005            2004         2003
                                      --------------   -----------  ------------
Tax at federal statutory rate            (34.0)%       (34.0)%       (34.0)%
State, net of federal benefit             (2.9)         (2.4)         (3.8)
Other                                     (3.3)          0.1          (0.2)
Option compensation                        0.1           0.6           0.8
Valuation allowance                       39.3          36.1          37.4
                                  --------------   -----------  ------------
Provision for income taxes                (0.8)%         0.4%          0.2%
                                  ==============   ===========  ============

         At March 31, 2005, the Company had approximately $65.0 million of Federal and $15.0 million of State net operating loss carryforwards available to reduce future taxable income which will begin to expire in 2012 for Federal and 2010 for state tax purposes, respectively.

         The Company has research credit carryforwards of approximately $3.0 million and $1.0 million for Federal and state income tax purposes, respectively. If not utilized, the Federal carryforward will expire in various amounts beginning in 2009. The California credit can be carried forward indefinitely.

         The Internal Revenue Code limits the use of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. In the event the Company has had a change in ownership, utilization of the carryforwards could be restricted.


NOTE 15.  SEGMENT AND GEOGRAPHIC INFORMATION

         The Company has determined that it has one reportable business segment: the sale of yield optimization software used in the design, fabrication and testing of semiconductors and flat panel displays. The Company has a facility in the Republic of Armenia, which has fixed assets with a net book value of $235,000 as of March 31, 2005, and $166,000 as of March 31, 2004.

         The following is a geographic breakdown of the Company's revenues by customer location for the following periods (in thousands):

                                 Years ended March 31,
                        -------------------------------------------
                            2005           2004          2003
                        -------------  ------------- --------------
     United States       $      3,993   $      5,557  $       9,869
     Japan                      2,486          3,352          2,820
     Rest of Asia               2,936          2,120          1,672
     Europe                       354          1,672          1,231
                        -------------  ------------- --------------
                         $      9,769   $     12,701  $      15,592
                        =============  ============= ==============


         For the year ended March 31, 2005, the Company derived revenue from two customers which comprised of 18% and 16% of the Company's total revenues, respectively.

         For the year ended March 31, 2004, the Company derived revenue from three customers which comprised 18%, 12% and 12% of the Company's total revenues, respectively.

         For the year ended March 31, 2003, the Company derived revenue from three customers which comprised 29%, 17% and 15% of the Company's total revenues, respectively.


NOTE 16.  CONTINGENCIES

         Between July 31, 2002 and November 15, 2002, several class-action lawsuits were filed against the Company, certain current and former officers and directors of the Company, and the Company's independent auditors in the United States District Court for the Northern District of California. The lawsuits were consolidated into a single action (the "Securities Class Action"), which alleged that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, Rule 10b-5 promulgated thereunder, and Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 by making a series of material misrepresentations as to the financial condition of the Company during the class period of July 31, 2001 to July 19, 2002.

         On March 11, 2005, the United States District Court for the Northern District of California granted final approval of the Securities Class Action settlement. On April 13, 2005, the period for appeals expired, and the settlement is now final. The Company issued 5,319,613 new shares of common stock on May 11, 2005, in consideration for the settlement of the Securities Class Action.

         Former shareholders of Covalar Technologies Group, Inc., which was acquired by the Company in February 2002, brought suit in the District Court of Dallas County, Texas, against the Company's independent auditors and the managing underwriter in the Company's initial public offering, in connection with claims relating to the acquisition (the "Covalar Action"). On April 26, 2004, the Company and the Company's former President and Chief Executive Officer were named as defendants in this action. On July 13, 2004, the Company signed a settlement and release agreement with the plaintiffs in the Covalar Action contingent on the settlement of the Securities Class Action. Pursuant to this settlement agreement, the Company placed 2,000,000 shares in escrow in October 2004. On December 20, 2004, the court issued an order dismissing the Company without prejudice from the Covalar Action, pursuant to the Company's settlement agreement with the plaintiffs. On April 15, 2005, the Company authorized the release of 1,000,000 shares from escrow to the former Covalar shareholders. The remaining 1,000,000 shares will remain in escrow until October 2006. During this period, the Company has an option to acquire these shares at $1.00 per share. If the Company does not exercise its option by October 13, 2006, the shares will be released to the former shareholders.

         As part of the Company's initial public offering, the Company signed an underwriting agreement, which contained a provision in favor of its underwriters. The managing underwriter was named as a defendant in the Covalar Action and the FabCentric Action described below. Subject to a reservation of rights, the Company accepted the underwriter's request to indemnify the underwriter in connection with the Company's initial public offering and to advance expenses in the Covalar Action. The underwriter's legal counsel submitted bills totaling $850,000 through December 31, 2003, which the Company had accrued. On April 11, 2005, the Company entered into a settlement and release agreement with the underwriter for a total of $425,000, which is to be paid on or before August 11, 2005. Accordingly, during the three month period ended March 31, 2005, the Company reduced the accrual related to the Covalar Action.

         On May 22, 2003, five former shareholders of FabCentric, Inc., which was acquired by the Company in December 2001, sued the Company, the Company's former President and Chief Executive Officer and former Chief Financial Officer, and the Company's independent auditors in a lawsuit pending in Superior Court in the County of Santa Clara, California (the "FabCentric Action"). The plaintiffs subsequently added the managing underwriter in the Company's initial public offering and the Company's current Chief Financial Officer as defendants. This lawsuit alleges claims for fraud, negligent misrepresentation, breach of warranties and covenants, breach of contract, negligence, and violations of the California Corporations Code and seeks rescission or, alternatively, damages, costs and expenses. After several rounds of demurrers, the auditors and the underwriters filed answers to the fourth amended complaint in May 2005. Answers by the Company and the Company's former CEO and CFO have been extended by stipulation.

         On February 17, 2005, the FabCentric plaintiffs and the Company participated in a mediation session. On February 23, 2005, the FabCentric plaintiffs agreed in principle to settle with the Company and the Company's former CEO and CFO by participating in the HPL Parties' settlement in the Securities Class Action, in addition to receiving 2,100,000 shares of common stock from the Company, $500,000 in cash from the Company's insurer, Twin City Fire Insurance Company ("Twin City"), and 25% of the net recovery, if any, from Twin City in the litigation described below. The parties are preparing the settlement documentation. The Company anticipates issuing the 2,100,000 new shares of common stock to the FabCentric plaintiffs along with an additional 336,387 shares to the plaintiffs in the Securities Class Action pursuant to an anti-dilution provision following the Superior Court's determination that the settlement was made in good faith.

         The Company was also a nominal defendant in consolidated stockholder derivative lawsuits filed between July 31, 2002 and December 31, 2002, in Superior Court in the County of Santa Clara, California. These lawsuits asserted derivative claims on behalf of the Company against certain current and former officers and directors of the Company and the Company's independent auditors.

The consolidated complaint asserted claims for insider trading, breach of fiduciary duties, breach of contract, professional negligence and unjust enrichment, and sought damages suffered by the Company, treble damages for the sale of shares, costs and expenses of these actions and such other relief as the court may deem appropriate. On April 6, 2005, the Superior Court in the County of Santa Clara, California, approved the settlement of the derivative actions. The Company's contribution to plaintiffs' attorney's fees of $950,000, which was the Company's only contribution to the settlement, was fully funded by its excess directors and officers liability insurance ("D&O") policies.

         Additionally, Twin City (the Company's first-layer excess D&O insurance carrier) filed a declaratory relief action on October 6, 2003, in Superior Court in the County of Santa Clara, California, against the Company, its former President and Chief Executive Officer, its former Chief Financial Officer, and other former and current officers and directors of the Company seeking a determination that no coverage is afforded the defendants under Twin City's policy, which follows form to the Company's primary D&O policy issued by Executive Risk Indemnity Inc. Executive Risk has already agreed to pay its policy limits for the Securities Class Action, exhausting the limits of the primary D&O policy. The Company filed a Second Amended Cross-Complaint on September 29, 2004, seeking a declaration that Twin City and the Company's other excess D&O insurance carriers, National Union Fire Insurance Company ("National Union") and St. Paul Mercury Insurance Company ("St. Paul"), are obligated to indemnify the Company for losses in connection with the Securities Class Actions and related litigation and that Twin City has breached its insurance contract by not paying the defendants' defense expenses on a current basis.

         On January 11, 2005, the Company argued cross motions for summary adjudication in the Twin City matter. The parties sought a declaration regarding whether exclusionary language in the Company's D&O liability insurance application excluded coverage for insureds that did not have knowledge of Y. David Lepejian's unlawful conduct. The Superior Court, in a ruling issued on January 12, 2005, held that this exclusionary language did not preclude coverage for insureds who did not have knowledge of the unlawful conduct, including the Company. Twin City's motion to reconsider the Superior Court's January 12, 2005 ruling was denied on February 22, 2005 and an amended order was issued on March 9, 2005.

         The Company intends to continue to oppose the remaining claims made in the Third Amended Complaint filed by Twin City and to seek coverage under Twin City's policy. To date, Twin City has advanced or agreed to advance, subject to a reservation of rights, a total of $900,000 under a reservation of rights to fund settlements of the Securities Class Action and the FabCentric Action.

         On December 21, 2004, National Union, the Company's third-layer excess D&O carrier, paid $1,000,000 into escrow in exchange for a full policy release. The Company has dismissed National Union from its coverage action. St. Paul, the Company's fourth-layer excess D&O carrier has similarly paid $125,000 subsequent to December 31, 2004 into escrow in exchange for a full policy release and the Company has dismissed St. Paul from its coverage action. The proceeds were used to settle the consolidated derivative action and for legal defense costs.

         As of March 31, 2004, the Company had accrued $7.9 million relating to its estimated value of the shares to be issued to settle the above actions. In the three month period ended June 30, 2004, the Company increased the accrual by $1.2 million to $9.1 million based on new information in the period. On March 31, 2005, the Company reduced the accrual to $8.4 million reflecting the estimated value of the Company common stock to be issued in the settlement which the Company measured in a manner consistent with the measurement of potential goodwill impairment. For the year ended March 31, 2005, the legal settlement expense was $470,000.

         Following the Company's dismissal from the FabCentric Action, the only remaining litigation in which the Company is a party will be its claim against

Twin City discussed above. This matter is in the early stages of litigation and accordingly it may ultimately be resolved on a basis different than currently estimated. Because there could be many factors that enter into the ultimate resolution of this matter which are not within the Company's control, the Company is not able to estimate the maximum potential financial exposure to litigate this matter or the potential financial benefit to the Company should it be resolved successfully. The resolution of the Twin City litigation could have a material effect on the Company's financial condition, results of operations or cash flows.


                          Supplementary Financial Data
                           Quarterly Data (Unaudited)

                                                                                        For the Quarters Ended
                                                                    ----------------------------------------------------------------
(in thousands, except per share amounts)                              March 31,     December 31,     September 30,      June 30,
Year ended March 31, 2005                                               2005            2004              2004            2004
------------------------------------------------------------------  -------------- ----------------  ---------------  --------------
Revenues                                                            $       1,961  $         2,857   $        1,790   $       3,161
Gross profit                                                                1,534            1,977            1,029           2,381
Net loss                                                                   (1,714)          (1,826)          (3,262)         (2,621)
Net loss per share--basic and diluted:                              $       (0.05) $         (0.07)  $        (0.10)  $       (0.08)
Shares used in computing per share amounts--basic and diluted:             31,424           31,354           31,275          31,275


                                                                                        For the Quarters Ended
                                                                    ----------------------------------------------------------------
(in thousands, except per share amounts)                              March 31,      December 31,    September 30,      June 30,
Year ended March 31, 2004                                               2004             2003            2003             2003
------------------------------------------------------------------  --------------  --------------- ----------------  --------------
Revenues                                                            $       3,827   $        3,518  $         3,284   $       2,072
Gross profit                                                                2,586            2,889            2,337           1,250
Net loss                                                                   (9,307)          (2,232)          (3,438)         (5,366)
Net loss per share--basic and diluted:                              $       (0.30)  $        (0.07) $         (0.11)  $       (0.17)
Shares used in computing per share amounts--basic and diluted:             31,274           31,269           31,222          30,814


         Included in the net loss for the quarter ended March 31, 2005 is a non-cash charge reversal of $730,000 related to the revaluation of the legal settlement accrual.

         Included in the net loss for the quarter ended June 30, 2004 is a non-cash charge of $1.2 million related to the legal settlement estimated expense.

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

         With the participation of the principal executive officer and the principal financial officer, our management has evaluated of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, Rules 13a-15(e), as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that material information relating to HPL and its consolidated subsidiaries is made know to them.

         Additionally, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2005, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information concerning our directors and executive officers required by this Item is incorporated by reference to the section in Item 1 of this report entitled "Directors and Officers."

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors and persons who own more than 10% of the Company's Common Stock (collectively, "Reporting Persons") to file reports of ownership and changes in ownership with the SEC on a periodic basis. Reporting Persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms provided to the Company, we believe that with respect to the year ended March 31, 2005, all of the Reporting Persons complied with the applicable filing requirements.

Code of Ethics

         We have adopted a code of ethics that applies to our directors, officers and employees. A copy of the code of ethics is available on our website at www.hpl.com. Any waiver of or amendments to our code of ethics will be posted to our website.

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

         The following table sets forth certain summary information concerning the compensation paid by the Company over the last three fiscal years to its Chief Executive Officers and the four most highly compensated executive officers of the Company for the year ended March 31, 2005 ("named executive officers").


                                                                                                      Long-term
                                                                                                    Compensation
                                                                                                   ------------------
                                                                      Annual Compensation            Securities
Name and                                                       -----------------------------------   Underlying          All Other
 Principal Position(s)                               Year          Salary        Bonus/Commission    Options (#)       Compensation
------------------------------------------   ----------------  ----------------  ----------------- ------------------  -------------
Cary D. Vandenberg (1)                               2005   $       275,000   $             --                 --   $           --
   President and                                     2004           244,856            100,000            925,000               --
     Chief Executive Officer                         2003                 --                --                 --               --

Michael P. Scarpelli (2)
   Chief Financial Officer,                          2005           251,200                 --                 --          177,000
        Senior Vice President-                       2004           250,000             50,000            450,000          186,000
        Administration, and                          2003           242,466             50,000                 --          187,225
        Secretary

 Brian Gordon (3)                                    2005           175,000             20,697                 --               --
   Vice President of Software                        2004           101,522                 --            350,000               --
      Engineering

 Dean Frazier (4)                                    2005           175,000                 --                                  --
       Vice President of Marketing                   2004             7,965                 --            350,000               --

 Victor Boksha (5)                                   2005           150,000             11,715                                  --
        Vice President of Business                   2004            54,038                 --            250,000               --
          Development


--------------------------------------------------------------------------------
     (1) Mr. Vandenberg joined the Company in May 2003.

     (2) Mr. Scarpelli was awarded the bonus payable in 2003 and 2004 as part of an executive retention arrangement. The amounts in "All Other Compensation" relate to the forgiveness of $150,000 in principal and accrued interest of $27,000, $36,000, and $37,225 in 2005, 2004 and
         2003, respectively on a $750,000 loan Mr. Scarpelli received as part of his original employment agreement with the Company. All of Mr. Scarpelli's options granted in fiscal 2002 were cancelled in fiscal 2003.

     (3) Mr. Gordon joined the Company in September 2003.

     (4) Mr. Frazier joined the Company in March 2004.

     (5) Mr. Boksha joined the Company in November 2003.


Fiscal 2005 Stock Option Grants

The Company granted no stock options in fiscal 2005 to the named executive officers.

Aggregated Option Exercises in Last Fiscal Year

         The following table sets forth certain information with respect to the exercise of options during the last fiscal year and the value of options held by the named executive officers as of the end of fiscal 2005. No options were exercised in the last fiscal year.





                                                                  Number of Shares Underlying           Value of Unexercised
                                                                      Unexercised Options               in-the-money Options
                                   Shares                             at Fiscal Year-End (#)          at Fiscal Year-End (1) ($)
                                Acquired on         Value       --------------------------------- ----------------------------------
Name                            Exercise (#)     Realized ($)    Exercisable     Unexercisable     Exercisable      Unexercisable
------------------------------  --------------  --------------  --------------- ----------------- --------------- ------------------
Cary D. Vandenberg                       --          $    --          346,875           578,125       $ 166,500         $  277,500
Michael P. Scarpelli                     --               --          168,750           281,250          81,000            135,000
Dean Frazier                             --               --           87,500           263,000          37,625            113,090
Brian Gordon                             --               --          131,250           218,750          63,000            105,000
Greg Yeric                               --               --          134,828           160,963          51,970             75,000
Victor Boksha                            --               --           78,125           171,875          36,719             80,781


(1)      The value of the in-the-money options represents the difference between
         (A) $0.72, our closing stock price on March 31, 2005 (the last trading day of fiscal 2005), and (B) the respective exercise price for each option, multiplied by the number of shares of Common Stock underlying each respective option.

Employment Arrangements

         In December 2001, we entered into an employment agreement, which is terminable at-will, with Michael Scarpelli, our Chief Financial Officer. This agreement provided for an annual base salary of $225,000, an annual bonus payable at the discretion of the board and a loan of $750,000. The loan bears interest at a rate equal to the higher of: (i) 6%, or (ii) the short-term "applicable federal rate" as periodically published by the Internal Revenue Service. The employment arrangement provides that 20% of the principal sum and accrued interest will be forgiven annually over a period of five years, commencing on the first anniversary of the officer's employment, provided that he remains continuously employed by the Company during that time. The agreement further provides that if Mr. Scarpelli is terminated without "cause" (as defined), or there is a "corporate transaction" (as defined), all outstanding principal and interest on the loan will be immediately forgiven. This agreement was subsequently amended in August 2002 to provide Mr. Scarpelli with: (1) an increase in annual base salary to $250,000; (2) a retention bonus of $100,000, payable 50% on January 18, 2003 and 50% on July 18, 2003, so long as Mr. Scarpelli remains an employee of the Company through each respective payment date, and (3) certain severance benefits. Currently, Mr. Scarpelli is entitled to receive severance payments equal to six months' of base salary if his employment is terminated without cause (as defined), provided, however, that this severance benefit will increase to 18 months' base salary if a "corporate transaction" (as defined) occurs on or before June 12, 2006 and Mr. Scarpelli's employment is subsequently terminated without cause. Additionally, Mr. Scarpelli is entitled to receive a one-time bonus equal to nine months' base salary if the Company completes a "corporate transaction" on or before June 12, 2006.

         In April 2003, we entered into an employment agreement, which is terminable at-will, with Cary D. Vandenberg, our President and Chief Executive Officer. This agreement provided for an annual base salary of $275,000 and an annual bonus payable in an amount and at the discretion of the board. In addition, if Mr. Vandenberg's employment is terminated without "cause", or if he resigns for "good reason" (each as defined), then he will be entitled to receive severance payments equal to one year of base salary, one year of COBRA benefits coverage, and acceleration of vesting of one-half of his stock option awards (to the extent that the options are then not fully vested). Additionally, Mr. Vandenberg is entitled to receive a one-time bonus equal to six months' base salary if the Company completes a "corporate transaction" on or before June 12, 2006.

         In August 2003, we entered into an employment agreement, which is terminable at-will, with Brian Gordon, our Vice President of Software Engineering. This agreement provided Mr. Gordon with an annual base salary of $175,000, an annual target bonus of $25,000 based upon individual performance, and an annual target bonus of $15,000 based on overall company performance. In addition, if Mr. Gordon's employment is terminated without cause, then he will be entitled to receive a severance payment equal to three months base pay.

         In March 2004, we entered into an employment agreement, which is terminable at-will, with Dean Frazier, our Vice President of Marketing. This agreement provides for an annual base salary of $175,000 and an annual target bonus of $40,000 based on individual performance. In addition, if Mr. Frazier's employment is terminated without cause, then he will be entitled to receive severance payments equal to three months of base salary and three months of COBRA benefits coverage.

Compensation Committee Interlocks and Insider Participation

         The Compensation Committee currently consists of Messrs Antoun and Zorian. No member of the Compensation Committee or executive officer of the Company has a relationship that would constitute an interlocking relationship with any executive officers or directors of another entity.

Director Compensation

         Each non-employee director of the Company receives $10,000 annually and $500 for each meeting of the board of directors, or any committee of the board of directors, he attends. In addition, each non-employee director is eligible to receive an annual option grant to purchase up to 7,500 shares of Common Stock, at an exercise price equal to the fair market value of the stock on the date of grant. Options to purchase a total of 37,500 shares of common stock were granted to our directors in fiscal 2004, 15,000 of which related to fiscal 2003 awards issued in fiscal 2004.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The following table sets forth certain information, as of May 31, 2005 (unless otherwise indicated below), with respect to the beneficial ownership of the outstanding Common Stock by: (i) each stockholder known by the Company to be the beneficial owner of more than 5% of the outstanding Common Stock; (ii) each director or nominee; (iii) each of the named executive officers; and (iv) all current executive officers and directors as a group. Unless otherwise indicated below, each stockholder has sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws, if applicable.


                                           Shares Beneficially Owned and Shares Underlying
                                          Options Exercisable Within 60 days of May 31, 2005
Name and Address                        --------------------------------------------------------      Percent
of Beneficial Owner +                       Shares (#)         Options (#)         Total (#)        of Class (1)
--------------------------------------  ----------------    ----------------   -----------------  ------------------
Synopsys, Inc.
 700 East Middlefield Road
  Mountain View, CA 94043                   6,239,128                   --        6,239,128           15.6%
Lawrence Kraus                              3,924,250                7,500        3,931,750            9.9%
Dr. Yervant Zorian                            782,500               15,000          797,500            2.0%
Elias Antoun                                  400,000              100,170          500,170            1.2%
Cary D. Vandenberg                                 --              423,958          423,958            1.1%
Michael P. Scarpelli                               --              206,250          206,250            0.5%
Brian Gordon                                       --              160,417          160,417            0.4%
Greg Yeric                                         --              156,446          156,446            0.4%
Dean Frazier                                       --              113,020          113,020            0.3%
Victor Boksha                                      --               98,958           98,958            0.2%
All directors and executive officers
  as a group(7 persons)                     5,106,750            1,281,719        6,388,469           16.0%

---------------------------------------------------------------
+        Unless indicated otherwise, the address of each beneficial owner is HPL Technologies, Inc. 2033 Gateway Place, Suite 400,
         San Jose, California 95110.



     (1) Applicable percentage of ownership is based on approximately 38,768,065, shares of Common Stock outstanding as of May 31, 2005, together with applicable stock options for such stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. Shares of common stock subject to options currently exercisable or exercisable within 60 days of May 31, 2005 are deemed outstanding for computing the percentage of ownership of the person holding such stock options, but are not deemed outstanding for computing the percentage of any other person.

Equity Compensation Plan Information

         The Company maintains the 2001 Equity Incentive Plan (the "2001 Plan"), the 2001 Employee Stock Purchase Plan (the "ESPP") and the 2001 Foreign Employee Stock Purchase Plan (the "Foreign ESPP"), pursuant to which it may grant equity awards to eligible persons. The following table sets forth certain information regarding the 2001 Plan, the ESPP and the Foreign ESPP as of March 31, 2005.

                                                                                                        Number of securities
                                                                                                       remaining available for
                                         Number of securities to be         Weighted-average            future issuance under
                                          issued upon exercise of            exercise price           equity compensation plans
                                           outstanding options,            outstanding options,         (excluding securities
Plan category                             warrants and rights (1)        warrants and rights (1)      reflected in first column) (2)
--------------------------------------- ----------------------------  ---------------------------  --------------------------------
Equity compensation plans approved by
   security holders                                       6,638,818   $                     0.61                          5,189,347

Equity compensation plans not
   approved by security holders                                  --                           --                                 --
                                        ----------------------------  ---------------------------  ---------------------------------

Total                                                     6,638,818   $                     0.61                          5,189,347
                                        ----------------------------  ---------------------------  ---------------------------------


     (1) The Company has assumed certain stock option awards in connection with three acquisitions completed through the end of fiscal 2003. A total of 524,405 shares of Company common stock underlie the assumed options, with a weighted-average exercise price of approximately $4.28 per share. No further awards will be made under the plans governing the assumed awards. Statistics regarding the assumed options are not included in the above table.

     (2) At March 31, 2005, 4,092,192 and 1,097,155 shares of Common Stock were available for future issuance under the 2001 Plan and the ESPPs, respectively. The ESPPs contain an evergreen provision that provides for an annual share increase on March 1 of each year, until and including March 1, 2011, equal to the least of: (i) 150,000, (ii) 1% of the number of shares of Common Stock outstanding on that date, or (iii) a lesser number determined by the administrator.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The following table presents the fees for audit and other services provided by our principal accounting firm, PricewaterhouseCoopers LLP, for the years ended March 31, 2005 and 2004 (in thousands). No other types of services including tax or other advisory services, were provided by our principal accounting firm during that time.


         Type of Fees                   2005              2004
         ------------------------ -----------------  ----------------
         Audit Fees (1)             $           271   $           282
                                    ===============   ===============

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

Audit Committee's Pre-Approval Policies and Procedures

      On June 25, 2003, our Board of Directors adopted a new Audit Committee Charter that, among other things, requires the Audit Committee to pre-approve the rendering by our independent auditor of audit or permitted non-audit services. The Chair of the Audit Committee may pre-approve the rendering of services on behalf of the Committee, provided the matter is then presented to the full Committee at the next scheduled meeting. Our Audit Committee approved the audit fees for audit of our consolidated financial statements for the year ended March 31, 2005 prior to the commencement of the audit.


PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Financial Statements:

         Financial Statements for the three years ended March 31, 2005 are included in Item 8. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

 (b)     Exhibits:

         The following exhibits are incorporated by reference or filed as part of this report.


Exhibit                                                            Description
Number
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


-------------------------------------------------------------------------------

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



(c)      Not Applicable


                                    SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     HPL Technologies, Inc.


Dated: June 29, 2005                 By:   /s/ Cary D Vandenberg
                                    --------------------------------------------
                                           Cary D. Vandenberg
                                           President and Chief Executive Officer

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


Signature                                                         Title                                          Date
----------------------------------------  ------------------------------------------------------  ----------------------------------


        /s/ Cary D. Vandenberg            President and Chief Executive Officer                             June 29, 2005
----------------------------------------
          Cary D. Vandenberg              (Principal Executive Officer)

       /s/ Michael P. Scarpelli           Chief Financial Officer                                           June 29, 2005
----------------------------------------
         Michael P. Scarpelli             (Principal Financial and Accounting Officer)

           /s/ Elias Antoun               Director                                                          June 29, 2005
----------------------------------------
             Elias Antoun

          /s/ Lawrence Kraus              Director                                                          June 29, 2005
----------------------------------------
            Lawrence Kraus

        /s/ Dr. Yervant Zorian            Director                                                          June 29, 2005
----------------------------------------
          Dr. Yervant Zorian

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


--------------------------------------------------------------------------------

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



Exhibit 21.1

                         SUBSIDIARIES OF THE REGISTRANT

Subsidiary Name                              Jurisdiction of Incorporation
-------------------------------------    ---------------------------------------
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

Defect & Yield Management, Inc.                            Delaware

HPL, Taiwan Inc.                                           Taiwan

Exhibit 23.1

            CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

         We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (No. 333-66962 and No. 333-87144) of HPL Technologies, Inc. of our report dated June 27, 2005, relating to the financial statements, which appears in this Form 10-K.

/s/ PricewaterhouseCoopers LLP
----------------------------------------
PricewaterhouseCoopers LLP

San Jose, California
June 28, 2005

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



Date:   June 29, 2005                 By:  /s/ Cary D. Vandenberg
       ----------------                   ---------------------------------
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


Date:   June 29, 2005                     By:    /s/ Michael P. Scarpelli
       ---------------                         ---------------------------------
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

Date: June 29, 2005
                                          /s/ Cary D. Vandenberg
                                          -------------------------------------
                                          Cary D. Vandenberg
                                          President and Chief Executive Officer



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


Date: June 29, 2005
                                                   /s/ Michael P. Scarpelli
                                                   -----------------------------
                                                   Michael P. Scarpelli
                                                   Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to HPL Technologies, Inc. and will be retained by HPL Technologies, Inc. and furnished to the Securities and Exchange Commission upon request.