Form 10-Q
period 2005-06-30
HPL TECHNOLOGIES INC
filed 2005-08-15
CIK 1121980

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
       |X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005

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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 under the Securities Exchange Act of 1934) Yes |_| No |X|

         As of July 31, 2005, the registrant had 41,207,277 outstanding shares of common stock.

                                TABLE OF CONTENTS



                         PART I - FINANCIAL INFORMATION

Item 1   Condensed Consolidated Financial Statements (unaudited):

         Condensed Consolidated Statements of Operations for the three months ended June 30, 2005 and 2004.......................3

         Condensed Consolidated Balance Sheets as of June 30, 2005 and March 31, 2005............................................4

         Condensed Consolidated Statements of Cash Flow for the three months ended June 30, 2005 and 2004........................5

         Notes to Condensed Consolidated Financial Statements....................................................................6

Item 2   Management's Discussion and Analysis of Financial Condition and Results of Operations..................................13

Item 3   Quantitative and Qualitative Disclosures about Market Risk............................................................ 27

Item 4   Controls and Procedures................................................................................................29

                           PART II - OTHER INFORMATION

Item 1   Legal Proceedings......................................................................................................31

Item 2   Unregistered Sales of Equity Securities and Use of Proceeds............................................................31

Item 6   Exhibits...............................................................................................................31


PART I - FINANCIAL INFORMATION

ITEM 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             HPL Technologies, Inc.
                      Consolidated Statements of Operations
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                                                     Three months ended June 30,
                                                                              -----------------------------------------
                                                                                     2005                 2004
                                                                              -------------------- --------------------

Revenues:
Software licenses                                                                   $         583         $      1,358
Consulting services, maintenance and other                                                  2,302                1,803
                                                                              -------------------- --------------------
Total revenues                                                                              2,885                3,161
                                                                              -------------------- --------------------
Cost of revenues:
Software licenses                                                                              43                   61
Consulting services, maintenance and other                                                    567                  719
                                                                              -------------------- --------------------
Total cost of revenues                                                                        610                  780
                                                                              -------------------- --------------------
Gross profit                                                                                2,275                2,381
                                                                              -------------------- --------------------
Operating expenses:
Research and development (1)                                                                1,675                1,590
Sales, general and administrative (1)                                                       2,407                2,076
Legal settlement expense (Note 2)                                                               -                1,200
Stock-based compensation                                                                        6                   11
Amortization of intangible assets                                                               -                  332
                                                                              -------------------- --------------------
Total operating expenses                                                                    4,088                5,209
                                                                              -------------------- --------------------
Loss from operations                                                                 $     (1,813)        $     (2,828)
Interest income and other income                                                               11                   61
Interest expense                                                                               (1)                  (3)
                                                                              -------------------- --------------------
Net loss before income taxes                                                         $     (1,803)        $     (2,770)
Provision for (benefit from) income taxes                                                      17                 (149)
                                                                              -------------------- --------------------
Net loss                                                                             $     (1,820)        $     (2,621)
                                                                              ==================== ====================

Net loss per share basic and diluted:                                                $      (0.05)        $      (0.08)
                                                                              ==================== ====================

Shares used in per share calculations basic and diluted:                                   34,403               31,275
                                                                              ==================== ====================
___________

(1)  Excludes the following stock based
     compensation charges:

Research and development                                                              $         4          $         2
Sales, general and administrative                                                               2                    9
                                                                              -------------------- --------------------
                                                                                      $         6          $        11
                                                                              ==================== ====================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                             HPL Technologies, Inc.
                           Consolidated Balance Sheets
                      (In thousands, except per share data)
                                   (unaudited)

                                                                                                  June 30,          March 31,
                                                                                                   2005              2005
                                                                                             -----------------  ----------------
ASSETS
Current assets:
Cash and cash equivalents                                                                        $      1,136       $     1,185
Short-term investments                                                                                    267             2,061
Accounts receivable, net of allowances of $100 and $100, respectively                                   1,736             1,311
Unbilled accounts receivable                                                                              164               102
Prepaid expenses and other current assets                                                                 776             1,187
                                                                                             -----------------  ----------------

Total current assets                                                                                    4,079             5,846
Property and equipment, net                                                                               760               847
Goodwill                                                                                               27,754            27,754
Other assets                                                                                              315               355
                                                                                             -----------------  ----------------
Total assets                                                                                     $     32,908       $    34,802
                                                                                             =================  ================


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable                                                                                 $      1,118       $       901
Accrued liabilities                                                                                     1,808             6,867
Deferred revenue                                                                                        2,126             1,687
Capital lease obligations - current portion                                                                19                26
                                                                                             -----------------  ----------------
Total current liabilities                                                                               5,071             9,481
Capital lease obligations - net of current portion                                                          8                13
Legal settlement liability (Note 2)                                                                         -             8,370
                                                                                             -----------------  ----------------
Total liabilities                                                                                       5,079            17,864
                                                                                             -----------------  ----------------

Contingencies and Commitments (Note 2)
Stockholders' equity :
Preferred stock, $0.001 par value, 10,000 shares authorized, no shares issued                               -                 -
    and outstanding at June 30, 2005 and March 31, 2005
Common stock, $0.001 par value; 75,000 shares authorized; 39,206 and 31,447 shares issued and outstanding at June 30, 2005 and March 31, 2005,
   respectively                                                                                            42                32
Additional paid-in capital                                                                            136,878           124,181
Deferred stock-based compensation                                                                         (13)              (19)
Accumulated deficit                                                                                  (109,290)         (107,470)
Accumulated other comprehensive loss                                                                      212               214
                                                                                             -----------------  ----------------
Total stockholders' equity                                                                             27,829            16,938
                                                                                             -----------------  ----------------
Total liabilities and stockholders' equity                                                       $     32,908       $    34,802
                                                                                             =================  ================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                             HPL Technologies, Inc.
                      Consolidated Statements of Cash Flows
                                   (unaudited)
                                 (In thousands)

                                                                                          Three months ended June 30,
                                                                                      -------------------------------------
                                                                                             2005               2004
                                                                                      ------------------- -----------------

Cash flows from operating activities:
   Net loss                                                                                 $     (1,820)     $     (2,621)
     Adjustments to reconcile net loss to net cash used in
      operating activities:
         Depreciation and amortization                                                               147               596
         Legal settlement expense                                                                      -             1,200
         Loss (gain) on sale of property and equipment                                                (1)                -
         Stock-based compensation                                                                      6                11
     Changes in assets and liabilities, net of effects from acquisitions:
         Accounts receivable                                                                        (424)              (23)
         Unbilled accounts receivable                                                                (63)             (142)
         Prepaid expenses and other current assets                                                   411               187
         Other assets                                                                                 40                 7
         Accounts payable                                                                            217              (715)
         Accrued liabilities                                                                        (725)              (35)
         Other liabilities                                                                             -               (65)
         Deferred revenue                                                                            439               (38)
                                                                                      ------------------- -----------------
             Net cash used in operating activities                                                (1,773)           (1,638)
                                                                                      ------------------- -----------------

Cash flows from investing activities:
   Acquisition of property and equipment                                                             (60)             (226)
   Cash proceeds from the sale of property and equipment                                               1                 -
   Sale of short-term investments                                                                  1,794             2,300
   Purchase of short-term investments                                                                  -              (538)
                                                                                      ------------------- -----------------
             Net cash used in investing activities                                                 1,735             1,536
                                                                                      ------------------- -----------------

Cash flows from financing activities:
   Issuance of common stock                                                                            2                 -
   Principal payments on capital lease obligations                                                   (12)              (39)
                                                                                      ------------------- -----------------
             Net cash used in financing activities                                                   (10)              (39)
                                                                                      ------------------- -----------------
   Effect of exchange rate changes on cash and cash equivalents                                       (1)              (48)
                                                                                      ------------------- -----------------

   Net decrease in cash and cash equivalents                                                         (49)             (189)
   Cash and cash equivalents at beginning of period                                                1,185             2,408
                                                                                      ------------------- -----------------
   Cash and cash equivalents at end of period                                                $     1,136       $     2,219
                                                                                      =================== =================

Supplemental disclosures of cash flow information:
   Interest paid                                                                             $         -       $         2
   Income taxes paid                                                                         $        10       $        11

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

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business; and, accordingly, the financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company has experienced net losses and negative cash flows since going public in July 2001 and, as of June 30, 2005, had an accumulated deficit of $109.3 million. The Company expects to have a net operating loss in the year ending March 31, 2006. For the three months ended June 30, 2005, cash used in operations and to fund capital expenditures was $1.8 million. Management's plans for the Company to continue as a going concern include increases in revenues or raising additional capital or debt financing. At June 30, 2005, the Company had approximately $1.4 million in cash and cash equivalents and short-term investments. The Company's current operating plan for the year ending March 31, 2006 projects that cash available from planned revenue combined with the $1.4 million on hand at June 30, 2005 will not be adequate to fund operations through March 31, 2006. There is no assurance that equity or debt financing would be available to the Company or, if available, under terms that would be acceptable to the Company.

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

         On March 11, 2005, the United States District Court for the Northern District of California granted final approval of the Securities Class Action settlement. On April 13, 2005, the period for appeals expired, and the settlement is now final. The Company issued 5,319,613 shares of common stock on May 11, 2005, in consideration for the settlement of the Securities Class Action and an additional 335,594 shares of common stock on June 30, 2005 under the anti-dilution provision of the Securities Class Action settlement.

         Former shareholders of Covalar Technologies Group, Inc., which was acquired by the Company in February 2002, brought suit in the District Court of Dallas County, Texas, against the Company's independent auditors and the managing underwriter in the Company's initial public offering, in connection with claims relating to the acquisition (the "Covalar Action"). On April 26, 2004, the Company and the Company's former President and Chief Executive Officer were named as defendants in this action. On July 13, 2004, the Company signed a settlement and release agreement with the plaintiffs in the Covalar Action contingent on the settlement of the Securities Class Action. Pursuant to this settlement agreement, the Company placed 2,000,000 shares of common stock in escrow in October 2004. On December 20, 2004, the court issued an order dismissing the Company without prejudice from the Covalar Action, pursuant to the Company's settlement agreement with the plaintiffs. On April 15, 2005, the Company authorized the release of 1,000,000 shares of common stock from escrow to the former Covalar shareholders. The remaining 1,000,000 shares will remain in escrow until October 2006. During this period, the Company has an option to acquire these shares at $1.00 per share. If the Company does not exercise its option by October 13, 2006, the shares of common stock will be released to the former shareholders of Covalar.

         As part of the Company's initial public offering, the Company signed an underwriting agreement, which contained an indemnification provision in favor of its underwriters. The managing underwriter was named as a defendant in the Covalar Action and the FabCentric Action described below. Subject to a reservation of rights, the Company accepted the underwriter's request to indemnify the underwriter and to advance expenses in the Covalar Action. The underwriter's legal counsel submitted bills totaling $850,000 through December 31, 2003, which the Company had accrued. On April 11, 2005, the Company entered into a settlement and release agreement with the underwriter for a total payment of $425,000. Accordingly, during the three month period ended March 31, 2005, the Company reduced the accrual related to the Covalar Action.

         On May 22, 2003, five former shareholders of FabCentric, Inc., which was acquired by the Company in December 2001, sued the Company, the Company's former President and Chief Executive Officer and former Chief Financial Officer, and the Company's independent auditors in a lawsuit pending in Superior Court in the County of Santa Clara, California (the "FabCentric Action"). The plaintiffs subsequently added the managing underwriter in the Company's initial public offering and the Company's current Chief Financial Officer as defendants. This lawsuit alleges claims for fraud, negligent misrepresentation, breach of warranties and covenants, breach of contract, negligence, and violations of the California Corporations Code and seeks rescission or, alternatively, damages, costs and expenses. After several rounds of demurrers, the auditors and the underwriters filed answers to the fourth amended complaint in May 2005. The dates for answers by the Company and the Company's former CEO and CFO have been extended by stipulation.

           On or about June 24, 2005, the Company entered into a settlement agreement with the FabCentric plaintiffs pursuant to which the FabCentric plaintiffs agreed to settle with the Company and the Company's former CEO and CFO in consideration of their participation in the Securities Class Action settlement and 2,100,000 shares of common stock from the Company, $500,000 in cash from the Company's insurer, Twin City Fire Insurance Company ("Twin City"), and 25% of the net recovery, if any, from Twin City in the litigation described below. The Company issued the 2,100,000 shares of common stock into escrow on June 30, 2005 subject to release after an order finding the settlement to be in good faith has been entered and become final. The settling parties' motion for a determination of good faith settlement is scheduled to be heard on August 30, 2005. The underwriter's motion for judgment on pleadings based on the release in the Company's Securities Class Action settlement is also scheduled to be heard on August 30, 2005.

         The Company was also a nominal defendant in consolidated stockholder derivative lawsuits filed between July 31, 2002 and December 31, 2002, in Superior Court in the County of Santa Clara, California. These lawsuits asserted derivative claims on behalf of the Company against certain current and former officers and directors of the Company and the Company's independent auditors. The consolidated complaint asserted claims for insider trading, breach of fiduciary duties, breach of contract, professional negligence and unjust enrichment, and sought damages suffered by the Company, treble damages for the sale of shares, costs and expenses of these actions and such other relief as the court may deem appropriate. On April 6, 2005, the Superior Court, approved the settlement of the derivative actions. The Company's contribution to plaintiffs' attorney's fees of $950,000 was fully funded by the Company's excess directors and officers liability insurance ("D&O insurance").

         Additionally, Twin City (the Company's first-layer excess D&O insurance carrier) filed a declaratory relief action on October 6, 2003, in Superior Court in the County of Santa Clara, California, against the Company, its former President and Chief Executive Officer, its former Chief Financial Officer, and other former and current officers and directors of the Company seeking a determination that no coverage is afforded the defendants under Twin City's policy, which follows form to the Company's primary D&O policy issued by Executive Risk Indemnity Inc. Executive Risk has already agreed to pay its policy limits for the Securities Class Action, exhausting the limits of the primary D&O policy. The Company filed a Second Amended Cross-Complaint on September 29, 2004, seeking a declaration that Twin City and the Company's other excess D&O insurance carriers, National Union Fire Insurance Company ("National Union") and St. Paul Mercury Insurance Company ("St. Paul"), are obligated to indemnify the Company for losses in connection with the Securities Class Action and related litigation and that Twin City has breached its insurance contract by not paying the defendants' defense expenses on a current basis.

         On January 11, 2005, the Company argued cross motions for summary adjudication in the Twin City matter. The parties sought a declaration regarding whether exclusionary language in the Company's D&O liability insurance application excluded coverage for insureds that did not have knowledge of the unlawful conduct of Y. David Lepejian, the Company's former President and Chief Executive Officer. The Superior Court, in a ruling issued on January 12, 2005, held that the exclusionary language did not preclude coverage for insureds who did not have knowledge of the unlawful conduct, including the Company. Twin City's motion to reconsider the Superior Court's ruling was denied on February 22, 2005 and an amended order was issued on March 9, 2005.

        On August 1, 2005, the Company sought leave to file a Third Amended Cross-Complaint, adding a claim against Twin City for bad faith for, among other reasons, its refusal to pay defense expenses on a current basis. On August 4, the Company filed a motion for summary adjudication that Twin City breached its duty to pay its insureds' defense expenses on a current basis and that two of Twin City's three alleged defenses to coverage fail as a matter of law.

         The Company intends to continue to oppose the remaining claims made in the Third Amended Complaint filed by Twin City and to seek coverage under Twin City's policy. To date, Twin City has advanced or agreed to advance, subject to a reservation of rights, a total of $900,000 in connection with the settlements of the Securities Class Action and the FabCentric Action.

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

         Following the Company's dismissal from the FabCentric Action, the only remaining litigation in which the Company is a party is its claim against Twin City discussed above. This matter is in the early stages of litigation and accordingly it may ultimately be resolved on a basis different than currently estimated. Because there could be many factors that enter into the ultimate resolution of this matter which are not within the Company's control, the

Company is not able to estimate the maximum potential financial exposure to litigate this matter or the potential financial benefit to the Company should it be resolved successfully. The resolution of the Twin City litigation could have a material effect on the Company's financial condition, results of operations or cash flows.


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


         The total number of shares excluded from the calculation of diluted net loss per share is detailed in the table below (in thousands):

                                                 Three months ended June 30,
                                              ---------------------------------
                                                  2005              2004
                                              ----------------  ---------------
  Outstanding stock options                       6,782            7,152
  Shares issuable under warrants                     --              138
                                              ----------------  ---------------
    Total                                         6,782            7,290
                                              ================  ===============

NOTE 4.  CONCENTRATION OF CREDIT RISK

         Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents, short-term investments, unbilled receivables, accounts receivable and a note receivable. Cash and cash equivalents are deposited with financial institutions that management believes are credit worthy. The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral from its customers. At June 30, 2005, the Company's top three customers accounted for 42%, 28% and 12% of the Company's accounts receivable and unbilled receivables combined. At June 30, 2004, the Company's top five customers accounted for 17%, 13%, 12 %, 12%, and 12% of the Company's accounts receivable and unbilled receivables combined.

NOTE 5.  COMPREHENSIVE LOSS

         Other comprehensive loss consists of gains and losses that are not recorded in the statements of operations but instead are recorded directly to stockholders' equity. For the three months ended June 30, 2005 and 2004, total comprehensive loss was $1.8 million and $2.7 million, respectively. The difference between net loss and comprehensive loss for the three months ended June 30, 2005, was the result of the foreign currency translation gains and the net unrealized gains and losses on available for sale securities in the aggregate amount of net loss of $9,000 and net gain of $6,000, respectively. The difference between net loss and comprehensive loss for the three months ended June 30, 2004, is the result of foreign currency translation gains and losses and the net unrealized gains and losses on available for sale securities in the aggregate amount of net loss of $34,000 and net loss of $14,000, respectively.



NOTE 6.  BANK LOAN

         On July 21, 2005, the Company entered into a short-term loan agreement with a bank to borrow up to $3,000,000 at the rate of prime plus 4.0%. The Company is obligated to repay the facility on or before November 30, 2005. The Company has granted the bank a continuing first priority security interest in all of the Company's assets, including its equipment, contract rights, cash and intellectual property, as collateral for the loan.


NOTE 7.  ACCRUED LIABILITIES

         Accrued liabilities consist of the following (in thousands):

                                         June 30, 2005          March 31, 2005
                                      -------------------    ------------------
Payroll and related expenses            $    839                 $    807
Professional fees                            320                      383
Other accrued expenses                       649                    1,342
Amounts received from HPL's former
  Chief Executive Officer                     --                    4,335
                                      -------------------    ------------------
Total                                   $  1,808                 $  6,867
                                      ===================    ==================

NOTE 8.  STOCK-BASED COMPENSATION

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

         If compensation cost had been determined in accordance with SFAS No.123, net loss and net loss per share would have been changed to the pro forma amounts indicated below:

                                                                             Three months ended June 30,
                                                                        -------------------------------------
                                                                             2005                2004
                                                                        ----------------   ------------------
Net loss, as reported                                                    $       (1,820)    $         (2,621)
Add: Stock-based employee compensation expense included in reported
   net loss                                                                           6                   11
Deduct: Stock-based employee compensation determined under fair value
   based method for all awards                                                     (104)                (181)
                                                                        ----------------   ------------------
Pro forma net loss, fair value method for all stock-based awards                 (1,918)               (2,791)
                                                                        ================   ==================
Basic and diluted net loss per share:

As reported                                                              $        (0.05)    $          (0.08)

Pro forma net loss, fair value method for all stock-based awards         $        (0.06)    $          (0.09)


NOTE 9.  SEGMENT AND GEOGRAPHIC INFORMATION

         The Company has determined that it has one reportable business segment: the sale of yield optimization software and services used in the design, fabrication and testing of semiconductors and flat panel displays.

         The following is a geographic breakdown of the Company's revenues by destination for the following periods (in thousands):

                                     June 30, 2005          June 30, 2004
                                  --------------------    -------------------
Korea                                  $    1,122            $      --
Taiwan                                        672                  473
United States                                 631                1,167
Japan                                         310                  422
Rest of World                                 150                1,099
                                  --------------------    -------------------
Total                                  $    2,885           $    3,161
                                  ====================    ===================

         For the three months ended June 30, 2005 the Company derived revenue from two customers which comprised 40% and 17% of the Company's total revenues, respectively.

         For the three months ended June 30, 2004, the Company derived revenue from five customers which comprised 18%, 18%, 14%, 14% and 11% of the Company's total revenues, respectively.

NOTE 10.  GUARANTEES AND INDEMNIFICATIONS

         The Company includes standard intellectual property indemnification clauses in its software license agreements. Pursuant to these provisions, HPL holds harmless and agrees to defend the indemnified party, generally HPL's business partners and customers, in connection with certain patent, copyright or trade secret infringement claims by third parties with respect to HPL's products. The term of the indemnification provisions is generally for the term of the license agreement and the applicable statute of limitations. The Company believes the estimated fair value of these obligations is minimal. HPL has recorded no liabilities for these obligations as of June 30, 2005 and has never had to make a payment under such indemnification provisions.

         The Company generally warrants that its software products will perform in all material respects in accordance with its standard published specifications in effect at the time of delivery of the licensed products to the customer for a period of 90 days following delivery. If necessary, HPL would provide for the estimated cost of product warranties based on specific warranty claims and claim history. The Company has incurred no significant expense under its product warranties to date and, as a result, the Company believes the estimated fair value of these warranties is minimal. The Company has recorded no liabilities for these warranties as of June 30, 2005.

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

         In December 2004, the FASB issued FASB Staff Position ("FSP") No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 ("FSP No. 109-2"). FSP No. 109-2 provides guidance under SFAS No. 109, Accounting for Income Taxes ("SFAS No. 109"), with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the "Jobs Act") on enterprises' income tax expense and deferred tax liability. FSP No. 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment of the Jobs Act to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. The Jobs Act was enacted on October 22, 2004. The Company does not believe that the adoption of FSP No.109-2 will have a material effect on its financial position, results of operations or cash flows.

         In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. This Statement replaces Accounting Principles Board Opinion ("APB") No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. In contrast, APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. The provisions of this Statement will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of this Statement. Adoption of this Statement will not have any immediate effect on the Company's consolidated financial statements, and we will apply this guidance prospectively.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Certain parts of this Quarterly Report on Form 10-Q, including the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Legal Proceedings," may contain forward-looking statements that involve risks and uncertainties. Statements that are not historical fact are forward-looking statements within the meaning of the Federal securities laws. Forward-looking statements are often, though not always, identified by words and phrases such as "expect", "believe", "should", and "will". Readers should refer to the information under the caption "Risk Factors" in this Quarterly Report concerning certain factors that could cause our actual results to differ materially from the results anticipated in such forward-looking statements and in our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission.

OVERVIEW

         We provide comprehensive yield-optimization solutions to the semiconductor industry and flat-panel display manufacturers. We license our software products and sell related services through our direct sales force, distributors and sales agents.

         In the three months ended June 30, 2005 and 2004, a relatively small number of customers accounted for a large portion of our revenue, and the composition of these customers changes from period to period. This is because our products have a lengthy sales cycle and are characterized by large license fees or engagement contracts. During the three months ended June 30, 2005 and 2004, two and five customers accounted for 57% and 75% of our revenues, respectively.

         At June 30, 2005, we had $1.4 million in cash, cash equivalents and short-term investments and an accumulated deficit of $109.3 million. As we continue to strive to build our customer base and further develop new products, we expect to continue to incur net operating losses at least through our year ending March 31, 2006. We will need to generate significantly higher revenues in order to support research and development, sales and marketing and general and administrative expenses, and to achieve and maintain profitability. Our ability to generate higher revenues may continue to be impacted by our litigation as discussed in Note 2 to the Condensed Consolidated Financial Statements, the capital spending trends of our potential and current customers in the semiconductor industry, the lead time to get our new products to market and our ability to compete in our market segment. See "Liquidity and Capital Resources" below.

CRITICAL ACCOUNTING POLICIES

         The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect our reported assets, liabilities, revenues and expenses, and our related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, goodwill, litigation, contingent liabilities and income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Our estimates then form the basis of judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

         We believe the following critical accounting policies and the related judgments and estimates significantly affect the preparation of our consolidated financial statements:

Revenue Recognition

         Revenue recognition rules are very complex, and certain judgments affect the application of our revenue policy. It is difficult to predict the amount and timing of our revenue and any shortfall in revenue or delay in recognizing revenue could cause our operating results to vary significantly from quarter to quarter. In addition to determining our results of operations for a given period, our revenue recognition determines the timing of certain expenses, such as commissions, royalties and other variable expenses.

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

         For contracts with multiple obligations (e.g., deliverable and undeliverable products, post-contract support and other services), we allocate revenues to the undelivered element of the contract based on the vendor specific objective evidence of its fair value. This vendor specific objective evidence is the sales price of the element when sold separately or the renewal rate specified in the agreement for licensing arrangements with terms of one year or greater that include post-contract customer support and software updates. We recognize revenues allocated to undelivered products when the criteria for software license revenues set forth above are met. Revenues from time-based software licenses are generally recognized ratably over the period of the licenses. Determining whether vendor specific objective evidence of fair value exists is subject to judgment and resulting fair values used in determining the value of the undelivered elements is also subject to judgment and estimates.

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

         We continued to test for impairment on a quarterly basis and determined that there was no impairment in goodwill at June 30, 2005.

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

Stock-based compensation

         We currently account for our employee stock option plans using the intrinsic value method described in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Under APB Opinion No. 25, deferred stock compensation is recorded for the difference, if any, between an option's exercise price and the fair value of the underlying common stock on the grant date of the option. As currently permitted by SFAS No. 123, "Accounting for Stock-Based Compensation," we adopted the "disclosure only" alternative described in SFAS No. 123 for our employee stock plans.

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

         In December 2004, the FASB issued FASB Staff Position ("FSP") No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 ("FSP No. 109-2"). FSP No. 109-2 provides guidance under SFAS No. 109, Accounting for Income Taxes ("SFAS No. 109"), with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the "Jobs Act") on enterprises' income tax expense and deferred tax liability. FSP No. 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment of the Jobs Act to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. The Jobs Act was enacted on October 22, 2004. We do not believe that the adoption of FSP No.109-2 will have a material effect on our financial position, results of operations or cash flows.

         In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. This Statement replaces Accounting Principles Board Opinion ("APB") No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. In contrast, APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. The provisions of this Statement will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of this Statement. Adoption of this Statement will not have any immediate effect on our consolidated financial statements, and we will apply this guidance prospectively.


RESULTS OF OPERATIONS

Comparison of the three months ended June 30, 2005 and 2004

         Revenues. Total revenues decreased to $2.9 million in the three months ended June 30, 2005 from $3.2 million in the three months ended June 30, 2004, or a decrease of 9%. Our sales cycle for the license of our software products has historically been very long as our customers spend a significant amount of time evaluating our products. Customer purchase orders typically include integration and installation services and acceptance criteria. As such, we defer a significant amount of our license revenue until integration and installation services are complete, rights of return lapse and final acceptance occurs. The amount of our license revenue is currently at levels that have resulted in no meaningful trend from period to period, and our ability to sell our products in the future may be adversely affected by our financial condition.

         Our revenues in all periods were highly concentrated, with 57% of total revenues in the three months ended June 30, 2005 coming from two customers, and 75% of total revenues in the three months ended June 30, 2004 coming from five customers.

         Software license revenue decreased to $583,000 in the three months ended June 30, 2005 from $1.4 million in the three months ended June 30, 2004. The decrease in our license revenue during the three months ended June 30, 2005 is primarily due to a lower volume of license sales and the deferral of approximately $300,000 in license fees.

         Consulting services, maintenance and other revenues increased slightly to $2.3 million in the three months ended June 30, 2005, up from $1.8 million in the three months ended June 30, 2004, or an increase of 28%. The increase was primarily due to a new customer order in the current period.

         Gross profit. As a percentage of revenues, gross profit increased to 78% for the three months ended June 30, 2005 from 75% for the three months ended June 30, 2004. The increase in gross profit percentage is a result of higher margin consulting services in the three months ended June 30, 2005 versus the three months ended June 30, 2004. Gross profit has been and will continue to be affected by a variety of factors, the most important of which is the relative mix of revenues among software licenses, maintenance fees and consulting services.

         Research and development. Research and development expenses represented 58% of revenues in the three months ended June 30, 2005, compared to 50% of revenues in the three months ended June 30, 2004. Actual costs increased to $1.7 million for the three months ended June 30, 2005, from $1.6 million for the three months ended June 30, 2004, primarily due to an increase in research and development activities for new products. Salaries and related benefits of research and development engineers represent the single largest component of our research and development expenses. We expect our research and development expenses to remain relatively stable for the foreseeable future.

         Sales, general and administrative. Sales, general and administrative expenses for the three months ended June 30, 2005 were $2.4 million, or 83% of revenues, compared to $2.1 million, or 66% of revenues, in the three months ended June 30, 2004. The increase in costs was primarily due to an increase in salary expense for sales and marketing staff and $163,000 in commissions paid to outside sales representatives for a new customer order received during the three months ended June 30, 2005.

         Stock-based compensation. Stock-based compensation expense for the three months ended June 30, 2005 decreased to $6,000, compared with $11,000 for the three months ended June 30, 2004. The decrease is due to the fact that stock-based compensation is nearing full amortization.

         Amortization of intangible assets. There was no amortization of intangible assets in the three months ended June 30, 2005. Amortization of intangible assets was $332,000 in the three months ended June 30, 2004. Other intangible assets were fully amortized at March 31, 2005.

         Interest income and other income. Interest income and other income for the three months ended June 30, 2005, was $11,000, compared to $61,000 for the three months ended June 30, 2004. The decrease was due to the fact that over the past year we sold short-term investments to fund current operations.

         Interest expense. Interest expense decreased to $1,000 for the three months ended June 30, 2005 from $3,000 in the three months ended June 30, 2004. The decline in interest expense is due to lower interest payments on capital lease obligations.

         Provision for income taxes. In the three months ended June 30, 2005 and 2004, we incurred operating losses for which we have recorded valuation allowances for the full amount of our net deferred tax assets, because the future realization of the deferred tax assets was not likely as of June 30, 2005 and 2004. Our income tax benefit of $149,000 in the three months ended June 30, 2004 was primarily due to a tax refund resulting from filing an amended income tax return for the prior year.

LIQUIDITY AND CAPITAL RESOURCES

         Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary if we are unable to continue as a going concern. We have experienced net losses and negative cash flows since going public in July 2001 and, as of June 30, 2005, we had an accumulated deficit of $109.3 million. We expect to have a net operating loss in our year ending March 31, 2006. For the three months ended June 30, 2005, cash used in operations and to fund capital expenditures was $1.8 million. Such conditions raise doubt about our ability to continue as a going concern unless we increase our revenues or raise additional capital. At June 30, 2005, we had approximately $1.4 million in cash and cash equivalents and short-term investments. Our current operating plan for the year ending March 31, 2006 projects that cash available from planned revenue combined with the $1.4 million in cash and cash equivalents and short-term investments on hand at June 30, 2005 will not be adequate to fund operations through March 31, 2006. On July 21, 2005, we entered into a short-term loan agreement with a bank to borrow up to $3.0 million at the rate of prime plus 4.0%. We are obligated to repay the facility on or before November 30, 2005. We have granted the bank a continuing first priority security interest in all of our assets, including equipment, contract rights, cash and intellectual property, as collateral for the loan. We are continuing to assess all long-term financial options for the Company. The Company has retained the services of an investment bank to explore strategic alternatives, including the sale of the Company.

         Net cash used in operating activities was $1.8 million for the three months ended June 30, 2005, compared to $1.6 million used in operating activities for the three months ended June 30, 2004. The increase in cash used was primarily due to an increase in accounts receivable.

         Net cash provided by investing activities was $1.7 million for the three months ended June 30, 2005, compared to $1.5 million provided by investing activities for the three months ended June 30, 2004. The cash provided by investing activities for the three months ended June 30, 2005 and 2004 consisted primarily of the sale of marketable securities in the amount of $1.7 million and $2.3 million, respectively.

         Net cash used in financing activities was $10,000 for the three months ended June 30, 2005. Net cash used in financing activities was $39,000 for the three months ended June 30, 2004. The decrease was due to lower principal payments on capital lease obligations.

         We have commitments that will expire at various times through 2010. We lease offices and certain property and equipment under non-cancelable operating leases that will expire in 2010 with certain renewal options. Otherwise, we have no other significant contractual obligations or commitments that were not recorded in our financial statements. A summary of our contractual commitments at June 30, 2005 is as follows.

                           Payments Due by Fiscal Year

                                       ------------    -------------    ------------    -----------    ------------    ------------
                                          Total            2006            2007            2008           2009             2010
                                       ------------    -------------    ------------    -----------    ------------    ------------
Capital Lease Obligations              $       28      $         15     $        13     $        -      $        -     $          -
Operating Lease Obligations                 1,332               881             135            115             115               86
                                       ------------     -------------    ------------    ----------    ------------    ------------
Total                                  $    1,360       $       896      $      148     $      115      $      115     $         86
                                       ============     =============    ===========    ===========    ============    ============

         Overall, we used $1.8 million of cash, cash equivalents, and short-term investments during the three months ended June 30, 2005. We estimate that we will continue to use cash through our year ending March 31, 2006 to fund operating losses.

         We believe our current cash and cash equivalents, our short-term investments, and our cash flows from operations will not be sufficient to meet our cash requirements and fund our current operations through at least March 31, 2006. Our future cash position will be adversely affected by slow or diminishing sales, and the amount of our research and development expenses, sales, marketing and general and administrative expenses. If additional funds are required, there is no assurance that the Company will be able to raise such funds on terms acceptable to the Company, or at all.

                                  RISK FACTORS

RISKS ASSOCIATED WITH OUR BUSINESS

We need to increase revenues or reduce costs or raise additional capital to fund our operating activities for the next twelve months.

         We currently are able to pay our debts and meet our obligations as they become due, but we believe that our existing capital resources will not be sufficient to satisfy our current and projected funding requirements through March 31, 2006. We intend to seek additional funding to support our future operations through public or private sales of our equity or debt securities. If we are unable to obtain additional funds to support our operations, we may need to reduce or curtail our operations, and you may lose your investment in our company. These factors raise substantial doubt as to our ability to continue as a going concern, and our independent registered public accounting firm has included a going concern uncertainty paragraph in their report, which is included in our Form 10-K filed with the SEC.

An investment in our securities is highly speculative.

         Our stock price has been highly volatile and there has been only limited trading volume (liquidity) in our common stock, which is currently traded on the over-the-counter market or the "pink sheets". Historically, our stock price has been subject to significant changes in value as we make material announcements regarding our company or results of operations and we expect this volatility will continue for the foreseeable future. In addition, the Company is investigating informal and formal strategic and restructuring alternatives which potentially may dilute shareholder equity. Accordingly, an investment in our securities is highly speculative and should not be made unless you are prepared to lose your entire investment.

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

Our ability to attract and retain qualified employees is critical to our business, and any failure to do so could adversely affect us.

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

         In each of the three months ended June 30, 2005 and 2004, customers that individually accounted for at least 10% of our revenues together represented 57% and 75% of our revenues, respectively, and in each of these periods, there was substantial change among the companies that represented our largest customers. In the three months ended June 30, 2005, sales to two customers accounted for 40% and 17%, respectively, of our revenues. Because we derive most of our revenues from a few customers and because our existing customers' needs for additional products are based on intermittent events, such as the introduction of new technologies or processes, building of new facilities or the need to increase capacity of existing facilities, our largest customers change from period to period. Delays or failures in selling new licenses to existing or new customers could cause significant period-to-period changes in our operating results, which may result in our failure to meet market expectations. We may also incur significant expense and devote management attention to the pursuit of potentially significant license revenues, but ultimately fail to secure these revenues.

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

We have a long and variable sales cycle, which can result in uncertainty and delays in generating additional revenues and cause potentially significant fluctuations in revenues from period to period.

         Because our yield optimization software and services are often unfamiliar to our prospective customers, it can take a significant amount of time and effort to explain the benefits of our products. This means that we may spend substantial time and management attention on potential licenses that are not consummated, thereby foregoing other opportunities. In addition, due to the nature of fabrication facility deployment and the extended time required to bring a fabrication facility to full capacity, capital expenditures vary greatly during this time. Accordingly, we may be unable to predict accurately the timing of any significant future sales of software licenses, which has significantly affected, and will continue to significantly affect, quarterly operating results. Factors that could cause our revenues and operating results to vary from period to period include:

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

         Sales to customers located outside the United States accounted for approximately 78%, and 63% of our revenues in the three months ended June 30, 2005 and 2004, respectively. We anticipate that sales to customers located outside the United States will represent a significant portion of our total revenues in future periods. In addition, many of our customers rely on third party foundries operating outside of the United States. Accordingly, our operations and revenues are subject to a number of risks associated with foreign commerce, including the following:

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

         Litigation regarding intellectual property rights frequently occurs in the software industry. We may be subject to infringement claims as the number of competitors in our industry segment grows. While we are unaware of any claims that our products infringe on the intellectual property rights of others, such claims may arise in the future. Regardless of whether these claims have merit, they could:

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

Interest Rate Risk

         We invest excess cash in debt instruments of the U.S. Government and its agencies, and in high quality corporate issuers and limit, the amount of credit exposure to any one issuer. Our investments in fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates. We believe that a change in long-term interest rates would not have a material effect on our business, financial condition, results of operations or cash flow. Our cash and cash equivalents consist of cash and highly liquid money market instruments with original or remaining maturities of 90 days or less. Because of the short maturities of these instruments, a sudden change in market interest rates would not have a material impact on the fair value of the portfolio, but it may cause the amount of income we derive to vary significantly from period to period. A hypothetical 10% increase in interest rates would not result in a material decrease in the fair value of our available-for-sale securities as of June 30, 2005.

Foreign Exchange Risk

         Our foreign sales are primarily denominated in U.S. dollars and, as a result, we have relatively little exposure to foreign currency exchange risk with respect to revenues. Our sales through our Japanese subsidiary, which represented approximately 5% of total revenues for the three months ended June 30, 2005, are denominated in Yen. A 10% adverse change in Yen exchange rates would not have had a material impact on revenues for the three months ended June 30, 2005. Additionally, our exposure to foreign exchange rate fluctuations arises in part from inter-company accounts which can be denominated in the functional currency of the foreign subsidiary. As exchange rates vary when the accounts are translated, results may vary from expectations and adversely impact earnings. The effect of foreign exchange rate fluctuations for the three months ended June 30, 2005 was not material.

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

Scope of the Controls Evaluation

         At the end of the period covered by this report (the "Evaluation Date"), the Company's Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures. The evaluation of our disclosure controls included a review of disclosure controls implemented by HPL and the effect of the controls on the information generated for use in this Quarterly Report on Form 10-Q. In the course of the controls evaluation, we sought to identify data errors, weaknesses in the control process or acts of fraud and to confirm that appropriate corrective action, including process improvements, if any, were being undertaken. This type of evaluation will be done on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in our quarterly reports on Form 10-Q and our Annual Report on Form 10-K. The overall goals of these various evaluation activities are to monitor our disclosure controls and to make modifications as necessary; our intent in this regard is that the disclosure controls will be maintained as dynamic systems that change (with improvements and corrections) as conditions warrant.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         On April 13, 2005, the Company issued 5,319,613 shares of common stock in settlement of the Securities Class Action.

         On June 30, 2005, the Company issued 2,100,000 shares of common stock into escrow in settlement of FabCentric Action, and issued an additional 335,594 shares of common stock under the anti-dilution provision of the Securities Class Action settlement.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a) Exhibits:

Exhibit                                                         Description
Number
------------  ----------------------------------------------------------------------------------------------------------------

       10.1   Employment Amendment Letter from HPL Technologies, Inc. to Cary Vandenberg, dated June 13, 2005.
       10.2   Employment Amendment Letter from HPL Technologies, Inc. to Michael Scarpelli, dated June 13, 2005.
       31.1   Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
       31.2   Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
       32.1   Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
       32.2   Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   HPL Technologies, Inc.


Date:  August 15, 2005             By:     /s/ CARY D. VANDENBERG

                                   --------------------------------------------
                                   Cary D. Vandenberg
                                   President and Chief Executive Officer

         EXHIBIT INDEX

Exhibit
Number                                                          Description
------------  ----------------------------------------------------------------------------------------------------------------
       10.1   Employment Amendment Letter from HPL Technologies, Inc. to Cary Vandenberg, dated June 13, 2005.
       10.2   Employment Amendment Letter from HPL Technologies, Inc. to Michael Scarpelli, dated June 13, 2005.
       31.1   Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
       31.2   Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
       32.1   Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
       32.2   Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


                                                                   Exhibit 10.1
June 13, 2005


Mr. Cary D. Vandenberg

         Re:      Amendment of Terms of Employment

Dear Cary:

         The Board of Directors of HPL Technologies, Inc. (the "Company" or "HPL") is considering certain strategic alternatives, including, among others, the possibility of a Corporate Transaction, as defined below. In order to retain your continued services to the Company on an at-will basis and your support and assistance in completing such a transaction, the Company hereby agrees to amend the terms of your letter agreement, dated April 29, 2003 (the "Agreement") in the following respects if you remain in the continuous employment of the Company through the completion or consummation of any such transaction:

1. Paragraph 6 of the Agreement is amended in its entirety to read as follows:

                  "6. If the Company, or its successor or assigns, terminates your employment without cause (as defined below) or if you resign for good reason (as defined below), you will receive all wages earned, including accrued but unused vacation in accordance with HPL's vacation policy. In addition, HPL will pay you severance in the form of an immediate lump sum in the amount of six months of your then current salary, less applicable tax withholding, and commencing six months from the date of your termination, you shall receive six monthly payments at your rate of salary at the time of termination, less applicable tax withholding ("Continuation Payments"). HPL will also pay for your COBRA benefits for a twelve month period. In addition, if your unvested options have not been accelerated pursuant to the Company's Amended and Restated 2001 Equity Incentive Plan (the "Plan") as a result of a Corporate Transaction (as defined in Section 10.2(a) of the Plan) or are not otherwise fully exercisable at the date of termination or resignation, you shall be entitled to accelerated vesting of 50% of your unvested option's under the Plan. You agree that this shall constitute the only benefits, payments, severance or other amounts that you shall be entitled to receive upon termination of employment, and you hereby acknowledge and agree that receipt of those benefits shall be expressly conditioned upon your execution of a general release of claims against the Company in a form acceptable to HPL. This paragraph of the Agreement supersedes Section 1.2 of the Employee Inventions and Confidentiality Agreement.

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

                  For purposes of this Agreement, "good reason" shall mean (i) a material reduction in your duties, including removal as President and Chief Executive Officer of HPL, or a change in your reporting relationship such that you no longer report directly to the Board of Directors; (ii) any reduction in your base salary and target bonus (other than in connection with a general decrease in the salary of all executive officers of the Company without your consent); (iii) a material breach by HPL of any of its obligations hereunder after providing HPL with reasonable written notice of such breach and the opportunity to cure same within 14 days of receipt of the notice; (iv) a requirement by HPL that you relocate your principal office to a facility more than 50 miles from HPL's current headquarters; or (v) failure of any successor to assume this agreement."

2. A new paragraph 6.A is added to the Agreement as follows:

                  "6.A. If during the course of your employment by HPL the Company successfully completes a Corporate Transaction, you shall be entitled to receive a special one-time bonus in the amount of six months of your then current salary, less applicable tax withholding."

3. If the Company is not successful in completing a Corporate Transaction within one year of the date hereof, Section 2 of this letter shall be null and void and of no further force and effect. Notwithstanding anything to the contrary in this letter, the Company shall be under no obligation to pursue a Corporate Transaction and may accept or reject any offer with respect to a Corporate Transaction in its sole and absolute discretion.

4. All other terms of the Agreement to the extent not inconsistent with the amendments in this letter shall remain in full force and effect.

         If the foregoing proposal meets with your approval, please signify your agreement by signing, dating and returning the enclosed copy of this letter at your earliest convenience. We appreciate your support and continued service to HPL.

                                                     Sincerely,


                                                     Elias Antoun
                                                     Chairman of the Board


APPROVED and AGREED
This 13th day of June, 2005


/s/ Cary D. Vandenberg
----------------------
Cary D. Vandenberg

                                                                   Exhibit 10.2
June 13, 2005


Mr. Michael P. Scarpelli

         Re:      Amendment of Terms of Employment

Dear Mike:

         The Board of Directors of HPL Technologies, Inc. (the "Company" or "HPL") is considering certain strategic alternatives, including, among others, the possibility of a Corporate Transaction, as defined below. In order to retain your continued services to the Company on an at-will basis and your support and assistance in completing such a transaction, the Company hereby agrees to amend the terms of your letter agreement, dated December 9, 2001, as modified by a letter, dated August 6, 2002 (together, the "Agreement") in the following respects if you remain in the continuous employment of the Company through the completion or consummation of any such transaction:

1. Paragraph 3 of the letter, dated August 6, 2002, is deleted in its entirety, and notwithstanding anything to the contrary in the Agreement, replaced by the following:

              "3. If the Company, or its successor or assigns, terminates your employment without cause (as defined in the letter agreement, dated December 9, 2001) you will receive all wages earned, including accrued but unused vacation in accordance with HPL's vacation policy. In addition, HPL will pay you severance in the form of an immediate lump sum in the amount of six months of your then current salary at the time of termination, less applicable tax withholding ("Lump Sum Payment"), and commencing six months from the date of your termination, you shall receive twelve monthly payments at your rate of salary at the time of termination, less applicable tax withholding. You agree that this paragraph shall constitute the only benefits, payments, severance or other amounts that you shall be entitled to receive upon termination of employment, and you hereby acknowledge and agree that receipt of those benefits shall be expressly conditioned upon your execution of a general release of claims against the Company in a form acceptable to HPL."

2. A new Paragraph 4 is added to the letter, dated August 6, 2002, as follows:

              "4. Special Bonus. If during the course of your employment by HPL the Company successfully completes a Corporate Transaction (as defined in Section 10.2(a) of the Company's Amended and Restated 2001 Equity Incentive Plan (the "Plan")), you shall be entitled to receive a special one-time bonus in the amount of nine months of your then current salary, less applicable tax withholding."

3. Section 3 of the letter agreement, dated December 9, 2001, is deleted in its entirety.

4. Section 5 of the letter agreement, dated December 9, 2001, is hereby deleted in its entirety and replaced by the following:

              "5. Corporate Transaction. Upon completion of a Corporate Transaction, all outstanding principal and interest on the Loan will be immediately forgiven, subject to your immediate remittance of all applicable withholding taxes on the forgiven amounts."

5. The words "the Option" in the fourth line of Section 7 of the letter agreement, dated December 9, 2001, is deleted and replaced by the words "any options granted to you by the Company pursuant to the Plan".

6. If the Company is not successful in completing a Corporate Transaction within one year of the date hereof, Section 2 of this letter and the second sentence of new Paragraph 3 (except for the Lump Sum Payment) set forth in Section 1 of this letter, shall be null and void and of no further force and effect. Notwithstanding anything to the contrary in this letter, the Company shall be under no obligation to pursue a Corporate Transaction and may accept or reject any offer with respect to a Corporate Transaction in its sole and absolute discretion.

7. All other terms of the Agreement to the extent not inconsistent with the amendments in this letter shall remain in full force and effect.

         If the foregoing proposal meets with your approval, please signify your agreement by signing, dating and returning the enclosed copy of this letter at your earliest convenience. We appreciate your support and continued service to HPL.

                                                     Sincerely,


                                                     Elias Antoun
                                                     Chairman of the Board


APPROVED and AGREED
This 13th day of June, 2005


/s/ Michael P. Scarpelli
------------------------
Michael P. Scarpelli

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

Date:  August 15, 2005


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

Date:  August 15, 2005



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


Date:   August 15, 2005
                                          /s/ CARY D. VANDENBERG
                                          -------------------------------------
                                          Cary D. Vandenberg
                                          President and Chief Executive Officer

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


Date:   August 15, 2005
                                              /s/ MICHAEL P. SCARPELLI
                                          -------------------------------------
                                              Michael P. Scarpelli
                                              Chief Financial Officer

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