Form 10-Q
period 2005-09-30
HPL TECHNOLOGIES INC
filed 2005-11-14
CIK 1121980

===============================================================================


                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005

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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 under the Securities Exchange Act of 1934) Yes |_| No |X|

         As of October 31, 2005, the registrant had outstanding 41,373,910 shares of common stock.




===============================================================================

                                TABLE OF CONTENTS



                         PART I - FINANCIAL INFORMATION
Item 1        Condensed Consolidated Financial Statements (unaudited):

              Condensed Consolidated Statements of Operations for the three months and six months ended September 30, 2005 and
              2004.............................................................................................................   3

              Condensed Consolidated Balance Sheets as of September 30, 2005 and March 31, 2005................................   4

              Condensed Consolidated Statements of Cash Flow for the six months ended September 30, 2005 and 2004..............   5

              Notes to Condensed Consolidated Financial Statements.............................................................   6

Item 2        Management's Discussion and Analysis of Financial Condition and Results of Operations............................  13

Item 3        Quantitative and Qualitative Disclosures about Market Risk.......................................................  29

Item 4        Controls and Procedures..........................................................................................  30

                                                         PART II - OTHER INFORMATION

Item 1        Legal Proceedings................................................................................................  32

Item 2        Unregistered Sales of Equity  Securities and Use of Proceeds.....................................................  32

Item 6        Exhibits.........................................................................................................  32

PART I - FINANCIAL INFORMATION

ITEM 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             HPL Technologies, Inc.
                      Consolidated Statements of Operations
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                                                  Three Months ended             Six Months ended
                                                                                     September 30,                 September 30,
                                                                                ---------------------           -------------------
                                                                                   2005        2004              2005         2004
                                                                                --------     --------         ---------    --------
Revenues:
  Software licenses.......................................................     $    157      $    294         $    740     $  1,652
  Consulting services, maintenance and other..............................        1,459         1,496            3,761        3,299
                                                                                --------     --------         ---------     --------
Total revenues............................................................        1,616         1,790            4,501        4,951
                                                                                --------     --------         ---------     --------

Cost of revenues:
  Software licenses.......................................................           46             3               89           64
  Consulting services, maintenance and other .............................          368           758              935        1,477
                                                                                --------     --------         ---------     --------
Total cost of revenues....................................................          414           761            1,024        1,541
                                                                                --------     --------         ---------     --------
Gross profit..............................................................        1,202         1,029            3,477        3,410
                                                                                --------     --------         ---------     --------

Operating expenses:
  Research and development (1)............................................        1,660         1,727            3,335        3,317
  Sales, general and administrative (1)...................................        2,287         2,250            4,694        4,326
  Legal settlement charges................................................            -             -                -        1,200
  Stock-based compensation................................................            7            12               13           23
  Goodwill Impairment.....................................................       20,400             -           20,400            -
  Amortization of intangible assets.......................................            -           332                -          664
                                                                                --------     --------         ---------     --------
Total operating expenses..................................................       24,354         4,321           28,442        9,530
                                                                                --------     --------         ---------      -------
Loss from operations......................................................      (23,152)       (3,292)         (24,965)       6,120

Interest income and other income..........................................            6            33               17           94
Interest expense..........................................................          (48)            1              (49)          (2)
                                                                                --------     --------         ---------     --------
Net loss before taxes.....................................................      (23,194)       (3,258)         (24,997)      (6,028)
Provision for income taxes................................................           11             4               28         (145)
                                                                                --------     --------         ---------     --------
Net loss..................................................................     $(23,205)     $ (3,262)        $(25,025)     $(5,833)
                                                                                ========     =========        =========    =========
Net loss per share--basic and diluted                                          $  (0.56)     $  (0.10)        $  (0.65)     $ (0.19)
                                                                                ========     =========        =========    =========
Shares used in per share calculations--basic and diluted                         41,260        31,275           38,675       31,275
                                                                                ========     =========        =========    =========


(1) Excludes the following stock-based compensation charges:


Research and development                                                       $       5     $      4         $      9      $     6
Sales, general and administrative                                                      2            8                4           17
                                                                                --------     --------         ---------     --------
                                                                               $       7     $     12          $    13      $    23
                                                                                ========     =========        =========    =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                             HPL Technologies, Inc.
                           Consolidated Balance Sheets
                      (In thousands, except per share data)

                                                                                        September 30, 2005        March 31, 2005
                                                                                     ----------------------     -------------------
ASSETS
Current assets:

   Cash and cash equivalents.....................................................      $             608          $        1,185
   Short-term investments........................................................                      -                   2,061
   Accounts receivable, net......................................................                  1,467                   1,311
   Unbilled accounts receivable..................................................                     70                     102
   Prepaid expenses and other current assets.....................................                    801                   1,187
                                                                                       -----------------          --------------
Total current assets.............................................................                  2,946                   5,846
Property and equipment, net......................................................                    639                     847
Goodwill.........................................................................                  7,354                  27,754
Other assets.....................................................................                     86                     355
                                                                                       -----------------          --------------
Total assets.....................................................................      $          11,025          $       34,802
                                                                                       =================          ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

   Accounts payable..............................................................      $             740          $          901
   Accrued liabilities...........................................................                  1,867                   6,867
   Deferred revenue..............................................................                  1,769                   1,687
   Capital lease obligations - current portion...................................                     19                      26
   Bank loan (Note 7)............................................................                  2,000                       -
                                                                                       -----------------          --------------
Total current liabilities........................................................                  6,395                   9,481

    Capital lease obligations - net of current portion...........................                      3                      13
    Legal Settlement Liability...................................................                      -                   8,370
                                                                                       -----------------          --------------
Total liabilities................................................................                  6,398                   7,864
                                                                                       -----------------          --------------
Contingencies and Commitments (Note 2)

Stockholders' equity:
   Preferred stock, $0.001 par value, 10,000 shares authorized, no shares issued
    and outstanding at September 30, 2005 and March 31, 2005.....................                      -                       -
   Common stock, $0.001 par value; 75,000 shares authorized; 41,305 and 31,447 shares issued and outstanding at September 30, 2005 and March 31, 2005,
    respectively.................................................................                     42                      32
   Additional paid-in capital....................................................                136,905                 124,181
   Deferred stock-based compensation.............................................                     (6)                    (19)
   Accumulated deficit...........................................................               (132,495)               (107,470)
   Accumulated other comprehensive income (loss).................................                    181                     214

      Total stockholders' equity.................................................                  4,627                  16,938
                                                                                       -----------------          --------------
Total liabilities and stockholders' equity.......................................      $          11,025           $      34,802
                                                                                       =================          ==============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                             HPL Technologies, Inc.
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                                           Six months ended September 30,
                                                                                            2005                  2004
                                                                                         -----------           ----------
Cash flows from operating activities:

   Net loss...........................................................................   $  (25,025)           $ (5,883)
      Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation and amortization.................................................          279               1,178
        Goodwill Impairment                                                                  20,400                   -
        Loss (Gain) on Disposal of property and equipment.............................           (1)                  7
        Legal settlement expense                                                                  -               1,200
        Stock-based compensation......................................................           13                  23
      Changes in assets and liabilities, net of effects from acquisitions:
        Accounts receivable...........................................................         (155)              1,825
        Unbilled accounts receivable..................................................           31                 (60)
        Prepaid expenses and other current assets.....................................          386                 281
        Other assets..................................................................          269                 146
        Accounts payable..............................................................         (161)               (578)
        Accrued liabilities...........................................................         (666)                (98)
        Other liabilities.............................................................            -                (265)
        Deferred revenue..............................................................           82                (485)
                                                                                          -----------          ----------
           Net cash used in operating activities......................................       (4,548)             (2,709)
                                                                                          -----------          ----------

Cash flows from investing activities:
   Acquisition of property and equipment..............................................          (71)               (373)
   Cash Proceeds from the sale of property and equipment..............................            1                   -
   Sale of short-term investments, net................................................        2,061               3,337
                                                                                          -----------          ----------
      Net cash provided by investing activities.......................................        1,991               2,964
                                                                                          -----------          ----------

Cash flows from financing activities:
   Issuance of common stock...........................................................           29                   -
   Principal payments on capital lease obligations....................................          (17)                (65)
   Proceeds from bank loan............................................................        2,000                   -
                                                                                          -----------          ----------
      Net cash provided by (used in) financing activities.............................        2,012                 (65)
                                                                                          -----------          ----------
Effect of exchange rate changes on cash and cash equivalents..........................          (32)                (28)
                                                                                          -----------          ----------
Net increase (decrease) in cash and cash equivalents..................................         (577)                162
Cash and cash equivalents at beginning of period......................................        1,185               2,408
                                                                                          -----------          ----------
Cash and cash equivalents at end of period............................................    $     608            $  2,570
                                                                                          ===========          ==========

Supplemental disclosures of cash flow information:

   Interest Paid......................................................................    $        8           $      4
   Income taxes Paid..................................................................            42                 15


The accompanying notes are an integral part of these condensed consolidated financial statements.

                             HPL Technologies, Inc.
         Notes to unaudited Condensed Consolidated Financial Statements


NOTE 1.  GENERAL

         HPL Technologies, Inc. ("HPL" or the "Company") is engaged in the sale, support and providing of services related to the yield optimization software it designs for companies involved in the design, fabrication and testing of semiconductors.

         On October 2, 2005, the Company entered into an Agreement of Merger with Synopsys, Inc. ("Synopsys") and Snap Acquisition, Inc. ("Merger Sub"), a wholly-owned subsidiary of Synopsys, pursuant to which the Company will merge with Merger Sub and each outstanding share of common stock of the Company will be converted into the right to receive $0.30 in cash without interest. The merger is subject to stockholder approval at a special meeting of stockholders to be held on December 6, 2005.

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business; and, accordingly, the financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company has experienced net losses and negative cash flows since going public in July 2001 and, as of September 30, 2005, had an accumulated deficit of $132.5 million. The Company expects to have a net operating loss in the year ending March 31, 2006. For the three and six months ended September 30, 2005, cash used in operations and to fund capital expenditures was $2.8 million and $4.6 million, respectively. At September 30, 2005, the Company had approximately $608,000 in cash and cash equivalents, and had drawn $2.0 million in advances under its credit facility. The Company's current operating plan for the year ending March 31, 2006 projects that cash available from planned revenue combined with the $608,000 on hand at September 30, 2005 will not be adequate to fund operations through March 31, 2006. If the merger described above is not consummated, there is no assurance that adequate debt or equity financing would be available to the Company to fund operations through the end of the current fiscal year in which event the Company would be forced to curtail operations and liquidate its assets.

NOTE 2.  LEGAL PROCEEDINGS

         Between July 31, 2002 and November 15, 2002, several class-action lawsuits were filed against the Company, certain current and former officers and directors of the Company, and the Company's independent auditors in the United States District Court for the Northern District of California. The lawsuits were consolidated into a single action (the "Securities Class Action"), which alleged that the defendants violated federal securities laws by making a series of material misrepresentations as to the financial condition of the Company during the class period of July 31, 2001 to July 19, 2002.

         On March 11, 2005, the District Court granted final approval of the Securities Class Action settlement. On April 13, 2005, the period for appeals expired, and the settlement is now final. The Company issued 5,665,207 shares of common stock in consideration for the settlement of the Securities Class Action.

         Former shareholders of Covalar Technologies Group, Inc., which was acquired by the Company in February 2002, brought suit in Dallas County, Texas, against the Company's independent auditors, the managing underwriter in the

Company's initial public offering, the Company, and the Company's former President and Chief Executive Officer in connection with claims relating to the acquisition (the "Covalar Action"). On July 13, 2004, the Company signed a settlement and release agreement with the plaintiffs in the Covalar Action contingent on the settlement of the Securities Class Action. Pursuant to this settlement agreement, the Company placed 2,000,000 shares of common stock in escrow in October 2004. On December 20, 2004, the court issued an order dismissing the Company from the Covalar Action, pursuant to the Company's settlement agreement with the plaintiffs. On April 15, 2005, the Company authorized the release of 1,000,000 shares of common stock from escrow to the former Covalar shareholders. The remaining 1,000,000 shares will remain in escrow until October 2006. During this period, the Company has an option to acquire these shares at $1.00 per share. If the Company does not exercise its option by October 13, 2006, the shares of common stock will be released to the former shareholders of Covalar.

         As part of the Company's initial public offering, the Company signed an underwriting agreement, which contained an indemnification provision in favor of its underwriters. The managing underwriter was named as a defendant in the Covalar Action and the FabCentric Action described below. Subject to a reservation of rights, the Company accepted the underwriter's request to indemnify the underwriter and to advance expenses in the Covalar Action. The underwriter's legal counsel submitted bills totaling $850,000 through December 31, 2003. On April 11, 2005, the Company entered into a settlement and release agreement with the underwriter for a total payment of $425,000.

         On May 22, 2003, former shareholders of FabCentric, Inc., which was acquired by the Company in December 2001, sued the Company, the Company's former President and Chief Executive Officer and former Chief Financial Officer, and the Company's independent auditors in a lawsuit pending in Superior Court in the County of Santa Clara, California (the "FabCentric Action"). The plaintiffs subsequently added the managing underwriter in the Company's initial public offering and the Company's current Chief Financial Officer as defendants. This lawsuit alleges state law claims with regard to the acquisition.

           On or about June 24, 2005, the Company entered into a settlement agreement pursuant to which the FabCentric plaintiffs agreed to settle with the Company and the Company's former CEO and CFO in consideration of their participation in the Securities Class Action settlement and 2,100,000 shares of common stock from the Company, $500,000 in cash from the Company's insurer, Twin City Fire Insurance Company ("Twin City"), and 25% of the net recovery, if any, from Twin City in the litigation described below. The Company issued the 2,100,000 shares of common stock into escrow on June 30, 2005 subject to release after an order finding the settlement to be in good faith has been entered and become final. At a hearing on September 6, 2005, the Superior Court granted the settling parties' motion for a determination of good faith settlement and the underwriter's motion for judgment on the pleadings based on the release in the Company's Securities Class Action settlement was also heard on September 6, 2005. The Superior Court issued a written order granting the good faith settlement motion and dismissing the Company and the Company's former CEO and CFO from the FabCentric Action on September 30, 2005. Plaintiffs have filed a motion for reconsideration of this order with regard to the amount of settlement credit provided to the non-settling defendants, which will be heard on November 22, 2005. The Superior Court issued a written judgment of dismissal of the underwriter on October 19, 2005.

         The Company was also a nominal defendant in consolidated stockholder derivative lawsuits filed between July 31, 2002 and December 31, 2002, in Superior Court in the County of Santa Clara, California. These lawsuits asserted derivative claims on behalf of the Company against certain current and former officers and directors of the Company and the Company's independent auditors. On April 6, 2005, the Superior Court, approved the settlement of the derivative actions. The Company's contribution to plaintiffs' attorney's fees of $950,000 was fully funded by the Company's excess directors and officers' liability insurance ("D&O insurance").

         Additionally, Twin City (the Company's first-layer excess D&O insurance carrier) filed a declaratory relief action on October 6, 2003, in Superior Court in the County of Santa Clara, California, against the Company, its former President and Chief Executive Officer, its former Chief Financial Officer, and other former and current officers and directors of the Company seeking a determination that no coverage is afforded the defendants under Twin City's policy, which follows form to the Company's primary D&O policy issued by Executive Risk Indemnity Inc. Executive Risk has already paid its policy limits for the Securities Class Action, exhausting the limits of the primary D&O policy. The Company filed a Second Amended Cross-Complaint on September 29, 2004, seeking a declaration that Twin City and the Company's other excess D&O insurance carriers, National Union Fire Insurance Company ("National Union") and St. Paul Mercury Insurance Company ("St. Paul"), are obligated to indemnify the Company for losses in connection with the Securities Class Action and related litigation and that Twin City has breached its insurance contract by not paying the defendants' defense expenses on a current basis.

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

         The Company has sought leave to file a Third Amended Cross-Complaint, adding a claim against Twin City for bad faith for, among other reasons, its refusal to pay defense expenses on a current basis. The Company has also filed a motion for summary adjudication that Twin City breached its duty to pay its insureds' defense expenses on a current basis and that two of Twin City's three alleged defenses to coverage fail as a matter of law. These motions will be heard on November 18, 2005.

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

NOTE 3. GOODWILL IMPAIRMENT

         The Company operates within one reporting unit as defined by SFAS 142. Therefore, goodwill is not allocated within the Company as it is considered enterprise goodwill. During the three months ended September 30, 2005, the Company determined that there were indicators of impairment to the carrying value of goodwill, principally as a result of the pending merger with Synopsys. The Company performed its impairment review for goodwill and other intangible assets and recorded a charge of $20.4 million relating to goodwill, which is recorded as a component of operating income in the accompanying condensed consolidated statement of operations. The amount of goodwill impairment was based on the fair value of the Company, representing its only reporting unit utilizing a valuation based on both the income and market approach. Future goodwill impairment tests may result in charges to earnings if the Company determines that goodwill has been impaired.


NOTE 4.  LOSS PER SHARE

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

         The total number of shares excluded from the calculation of diluted net loss per share is detailed in the table below (in thousands):

                                         Six months ended September 30,
                                      -------------------------------------
                                            2005                2004
                                      ------------------   ----------------
     Outstanding stock options.......       6,376              7,168
                                      ------------------   ----------------
     Total ..........................       6,376              7,168
                                      ==================   ================


NOTE 5.  CONCENTRATION OF CREDIT RISK

         Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents, short-term investments, unbilled receivables, accounts receivable and a note receivable. Cash and cash equivalents are deposited with financial institutions that management believes are credit worthy. The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral from its customers. At September 30, 2005, the Company's top three customers accounted for 33%, 12%, and 10% of the Company's accounts receivable and unbilled receivables combined. At September 30, 2004, the Company's top four customers accounted for 23%, 23%, 11%, and 10% of the Company's accounts receivable and unbilled receivables combined.

NOTE 6.  COMPREHENSIVE LOSS

         Other comprehensive loss consists of gains and losses that are not recorded in the statements of operations but instead are recorded directly to stockholders' equity. For the three and six months ended September 30, 2005, comprehensive loss was $23.2 million and $4.7 million, respectively. The difference between net loss and comprehensive loss for the three and six months ended September 30, 2005, is the result of foreign currency translation gains and losses and the net unrealized gains and losses on available for sale securities in the aggregate amount of net loss of $30,000 and $33,000, respectively.

         For the three and six months ended September 30, 2004, comprehensive loss was $3.2 million and $5.9 million, respectively. The difference between net loss and comprehensive loss for the three and six months ended September 30, 2004, is the result of foreign currency translation gains and losses and the net unrealized gains and losses on available for sale securities in the aggregate amount of net gain of $20,000 and net loss of $28,000, respectively.


NOTE 7.  BANK LOAN

         On July 21, 2005, the Company entered into a short-term loan agreement with a bank to borrow up to $3,000,000 at the rate of prime plus 4.0%. The Company also agreed to pay the bank a fee in the amount of 5% of all advances drawn under the credit facility if, on or before the maturity date, the Company closes a liquidity event, as defined in the loan agreement. On October 18, 2005, the maximum available borrowings was increased to $4,000,000. The Company is obligated to repay the facility on or before December 31, 2005. The Company has granted the bank a continuing first priority security interest in all of the Company's assets, including its equipment, contract rights, cash and intellectual property, as collateral for the loan.

NOTE 8.  ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

                                                                                September 30, 2005        March 31, 2005
                                                                              ----------------------    --------------------
Payroll and related expenses...................................................   $    825                 $    807
Professional fees..............................................................        614                      383
Other accrued expenses.........................................................        428                    1,342
Amounts received from HPL's former Chief Executive Officer.....................          -                    4,335
                                                                                   ---------                 --------
Total..........................................................................   $  1,867                 $  6,867
                                                                                   =========                 ========


NOTE 9.  STOCK-BASED COMPENSATION

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


         If compensation cost had been determined in accordance with SFAS No.123, net loss and net loss per share would have been changed to the pro forma amounts indicated below:


                                                                Three months ended September, 30    Six months ended September, 30
                                                                       2005           2004              2005             2004
                                                                    -----------    -----------       -----------     -----------
Net Loss as reported.............................................. $  (23,205)   $   (3,262)       $  (25,025)      $  (5,883)

Add: stock-based employee compensation expense included in
reported net loss under APB No. 25................................          7            12                13              23

Deduct: total employee stock-based compensation determined
under fair value based method for all awards, net of related
tax effects.......................................................        (62)         (165)             (165)           (347)
                                                                     -----------    -----------      -----------     -----------
Pro forma net loss................................................ $  (23,260)   $   (3,415)        $ (25,177)       $ (6,207)
                                                                     ===========   ===========       ===========      ===========
Basic and diluted net loss per share:
As reported ...................................................... $    (0.56)   $    (0.10)        $   (0.65)       $  (0.19)
Pro forma ........................................................ $    (0.56)   $    (0.11)        $   (0.65)       $  (0.20)


NOTE 10.  SEGMENT AND GEOGRAPHIC INFORMATION

         The Company has determined that it has one reportable business segment: the sale of yield optimization software and services used in the design, fabrication and testing of semiconductors.

         The following is a geographic breakdown of the Company's revenues by destination for the following periods (in thousands):

                          Three Months ended September 30,         Six Months ended September 30,
                         -----------------------------------     -----------------------------------
                             2005                 2004                2005                2004
                         --------------      ---------------     ---------------     ---------------
United States .........     $   714              $   527            $  1,345           $   1,708
South Korea............         184                    -               1,306                   -
Taiwan.................         142                  230                 814                 749
Japan..................         364                  487                 674                 903
Rest of World..........         212                  546                 362               1,591
                         --------------      ---------------     ---------------     ---------------
Total..................     $ 1,616              $ 1,790             $ 4,501           $   4,951
                         ==============      ===============     ===============     ===============


         For the three months and six months ended September 30, 2005, the Company derived revenue from three and four customers, which comprised 51% and 68% of the Company's total revenues, respectively.

         For the three and six months ended September 30, 2004, the Company derived revenue from three and four customers, which comprised 36% and 55% of the Company's total revenues, respectively.

NOTE 11.  GUARANTEES AND INDEMNIFICATIONS

         The Company includes standard intellectual property indemnification clauses in its software license agreements. Pursuant to these provisions, HPL holds harmless and agrees to defend the indemnified party, generally HPL's business partners and customers, in connection with certain patent, copyright or trade secret infringement claims by third parties with respect to HPL's products. The term of the indemnification provisions is generally for the term of the license agreement and the applicable statute of limitations. The Company believes the estimated fair value of these obligations is minimal. HPL has recorded no liabilities for these obligations as of September 30, 2005 and has never had to make a payment under such indemnification provisions.

         The Company generally warrants that its software products will perform in all material respects in accordance with its standard published specifications in effect at the time of delivery of the licensed products to the customer for a period of 90 days following delivery. If necessary, HPL would provide for the estimated cost of product warranties based on specific warranty claims and claim history. The Company has incurred no significant expense under its product warranties to date and, as a result, the Company believes the estimated fair value of these warranties is minimal. The Company has recorded no liabilities for these warranties as of September 30, 2005.


NOTE 12.  RECENT ACCOUNTING PRONOUNCEMENTS

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

OVERVIEW

         We provide comprehensive yield-optimization solutions to the semiconductor industry. We license our software products and sell related services through our direct sales force, distributors and sales agents.

         In the three and six months ended September 30, 2005 and 2004, a relatively small number of customers accounted for a large portion of our revenue, and the composition of these customers changes from period to period. This is because our products have a lengthy sales cycle and are characterized by large license fees or engagement contracts. During the three months ended September 30, 2005 and 2004, three customers accounted for 51% and 36% of our revenues, respectively. During the six months ended September 30, 2005 and 2004, four customers accounted for 68% and 55%, respectively.

         On October 2, 2005, we entered into an Agreement of Merger with Synopsys and Merger Sub pursuant to which we will merge with Merger Sub and each of our outstanding shares of common stock will be converted into the right to receive $0.30 in cash without interest. The merger is subject to stockholder approval at a special meeting of stockholders to be held on December 6, 2005.

         At September 30, 2005, we had $608,000 in cash and cash equivalents, and an accumulated deficit of $132.5 million. As we continue to strive to build our customer base and further develop new products, we expect to continue to incur net operating losses at least through our year ending March 31, 2006. We will need to generate significantly higher revenues in order to support research and development, sales and marketing and general and administrative expenses, and to achieve and maintain profitability. Our ability to generate higher revenues may be impacted by our financial condition and by our litigation as discussed in Note 2 to the Condensed Consolidated Financial Statements, the capital spending trends of our potential and current customers in the semiconductor industry, the lead time to get our new products to market and our ability to compete in our market segment. See "Liquidity and Capital Resources" below.

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

         We continued to test for impairment on a quarterly basis and determined that there was an impairment of goodwill at September 30, 2005 and accordingly we wrote goodwill down by $20.4 million.


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

RESULTS OF OPERATIONS

Comparison of the three and six months ended September 30, 2005 and 2004

         Revenues. Total revenues decreased to $1.6 million in the three months ended September 30, 2005 from $1.8 million in the three months ended September 30, 2004, a decrease of 11%. Total revenues decreased to $4.5 million in the six months ended September 30, 2005 from $5.0 million in the six months ended September 30, 2004, a decrease of 10%. Our sales cycle for the license of our software products has historically been very long as our customers spend a significant amount of time evaluating our products. Customer purchase orders typically include integration and installation services and acceptance criteria. As such, we defer a significant amount of our license revenue until integration and installation services are complete, rights of return lapse and final acceptance occurs. The amount of our license revenue is currently at levels that have resulted in no meaningful trend from period to period, and our ability to sell our products in the future may be adversely affected by our financial condition.

         Our revenues were highly concentrated, and, during the three months ended September 30, 2005 and 2004, three customers accounted for 51% and 36% of our revenues, respectively. During the six months ended September 30, 2005 and 2004, four customers accounted for 68% and 55% of our revenues, respectively.

         Software license revenue decreased to $157,000 in the three months ended September 30, 2005 from $294,000 in the three months ended September 30, 2004. Software license revenue decreased to $740,000 in the six months ended September 30, 2005 from $1.7 million in the six months ended September 30, 2004.The decrease in our license revenue during the three and six months ended September 30, 2005 is primarily due to a lower volume of license sales and the deferral of approximately $250,000 in license fees.

         Consulting services, maintenance and other revenues remained flat at $1.5 million in the three months ended September 30, 2005 and 2004. Consulting services, maintenance and other revenues increased to $3.8 million in the six months ended September 30, 2005, from $3.3 million in the six months ended September 30, 2003. The increase during the six months ended September 30, 2005 was primarily due to a new customer order during the period.
>

         Gross profit. As a percentage of revenues, gross profit increased to 74% for the three months ended September 30, 2005 from 57%, for the three months ended September 30, 2004. As a percentage of revenues, gross profit increased to 77% for the six months ended September 30, 2005 from 69%, for the six months ended September 30, 2004. Gross profit has been and will continue to be affected by a variety of factors, the most important of which is the relative mix of revenues in this period among software licenses, maintenance fees and consulting services.

         Research and development. Research and development expenses represented 103% of revenues in the three months ended September 30, 2005, compared to 96% of revenues in the three months ended September 30, 2004, due to a decline in revenue during the three months ended September 30, 2005. Research and development expenses represented 74% of revenues in the six months ended September 30, 2004, compared to 67% of revenues in the six months ended September 30, 2004. Actual costs remained flat at $1.7 million and $3.3 million for the three and six months ended September 30, 2005 and 2004, respectively. Salaries and related benefits of research and development engineers represent the single largest component of our research and development expenses. We expect to curtail our research and development efforts if the merger with Synopsys is not consummated.

         Sales, general and administrative. Sales, general and administrative expenses remained flat at $2.3 million for the three months ended September 30, 2005 and 2004, or 140% and 126% of revenues, respectively. Sales, general and administrative expenses for the six months ended September 30, 2005 were $4.7 million, or 103% of revenues, compared to $4.3 million, or 87% of revenues in the six months ended September 30, 2004. The increase in expenses for the six months ended was primarily due to an increase in commission payments to outside sales representatives totaling $186,000 and an increase in salary expense for sales and marketing staff.

         Stock-based compensation. Stock-based compensation expense for the three months ended September 30, 2005 decreased to $7,000, compared with $12,000 for the three months ended September 30, 2004. Stock-based compensation expense for the six months ended September 30, 2005 decreased to $13,000, compared with $23,000 for the six months ended September 30, 2004. The decrease is primarily due to the fact that the stock-based compensation is nearing full amortization.

         Goodwill impairment. We operate within one reporting unit as defined by SFAS 142. Therefore, goodwill is not allocated within the Company, as it is considered enterprise goodwill. During the three months ended September 30, 2005, we determined that there were indicators of impairment to the carrying value of goodwill, principally as a result of the pending merger with Synopsys. We performed an impairment review for goodwill and other intangible assets on September 30, 2005 and recorded a charge of $20.4 million relating to goodwill impairment, which is recorded as a component of operating income in the accompanying consolidated statement of operations. The amount of goodwill impairment was based on the fair value of the Company, representing its only reporting unit utilizing a valuation based on both the discounted cash flow and market approach. Future goodwill impairment tests may result in charges to earnings if we determine that goodwill has been further impaired.

         Amortization of intangible assets. There was no amortization of intangible assets in the three and six months ended September 30, 2005 because all such assets were fully amortized as of the end of the last fiscal year. Amortization of intangible assets in the three and six months ended September 30, 2004 was $332,000 and $664,000, respectively.

         Interest income and other income. Interest income and other income for the three months ended September 30, 2005, decreased to $6,000 from $33,000 for the three months ended September 30, 2004. Interest income for the six months ended September 30, 2005 decreased to $17,000 from $94,000 for the six months ended September 30, 2004. The decrease was due to the fact that over the past year we sold short-term investments to fund current operations. As of September 30, 2005, we do not hold any short-term investments.

         Interest expense. Interest expense increased to $49,000 for the six months ended September 30, 2005 from $2,000 in the six months ended September 30, 2004. The increase represents interest expenses attributable to advances under our credit facility during the three months ended September 30, 2005.

         Provision for income taxes. In the three and six months ended September 30, 2005 and 2004, we incurred net operating losses and recorded deferred tax assets. However, because the future realization of such deferred tax assets was not likely as of September 30, 2005 and 2004, we recorded valuation allowances for the equivalent amounts. Our income tax benefit of $145,000 in the six months ended September 30, 2004 was primarily due to a tax refund resulting from filing an amended income tax return for the prior year.

LIQUIDITY AND CAPITAL RESOURCES

          Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary if we are unable to continue as a going concern. We have experienced net losses and negative cash flows since going public in July 2001 and, as of September 30, 2005, we had an accumulated deficit of $132.5 million. We expect to have a net operating loss in our year ending March 31, 2006. For the three and six months ended September 30, 2005, cash used in operations and to fund capital expenditures was $2.8 million and $4.6 million, respectively. Such conditions raise doubt about our ability to continue as a going concern unless we increase our revenues or raise additional capital. At September 30, 2005, we had approximately $608,000 in cash and cash equivalents. Our current operating plan for the year ending March 31, 2006 projects that cash available from planned revenue combined with the $608,000 in cash and cash equivalents on hand at September 30, 2005 will not be adequate to fund operations through March 31, 2006. On July 21, 2005, we entered into a secured short-term loan agreement with a bank to borrow up to $3.0 million at the rate of prime plus 4.0% (see
Note 7 to our unaudited condensed consolidated financial statements). On October 18, 2005, the maximum available borrowings was increased to $4,000,000. We are obligated to repay the facility on or before December 31, 2005. On October 2, 2005, we entered into an Agreement of Merger with Synopsys and Merger Sub pursuant to which we will merge with Merger Sub and each of our outstanding shares of common stock will be converted into the right to receive $0.30 in cash without interest. If the merger with Synopsys is not consummated, there is no assurance that adequate debt or equity financing would be available to us; in which event we would be forced to curtail operations and liquidate our assets.

         Net cash used in operating activities increased to $4.6 million for the six months ended September 30, 2005, compared to $2.8 million used in operating activities for the six months ended September 30, 2004.

         Net cash provided by investing activities was $2.0 million for the six months ended September 30, 2005, compared to $3.0 million provided by investing activities for the six months ended September 30, 2004. The cash provided by investing activities for the six months ended September 30, 2005 consisted primarily of the sale of marketable securities in the amount of $2.1 million to fund current operations.

         Net cash provided by financing activities was $2.0 million for the six months ended September 30, 2005 compared to net cash used in financing activities of $65,000 for the six months ended September 30, 2004. We received advances of $2.0 million during the three months ended September 30, 2005 from a short-term credit facility.

         We have commitments that will expire at various times through 2010. We lease offices and certain property and equipment under non-cancelable operating leases that will expire in 2010 with certain renewal options. Otherwise, we have no other significant contractual obligations or commitments that were not recorded in our financial statements. At September 30, 2005, a summary of our contractual commitments is as follows:


                           Payments Due by Fiscal Year

                                       ------------    -------------    ------------    -----------    ------------    -------------
                                          Total            2006            2007            2008           2009             2010
                                       ------------    -------------    ------------    -----------    ------------    -------------
Capital Lease Obligations............. $       23      $         10     $        13     $        -      $        -     $          -
Operating Lease Obligations...........        970               519             135            115             115               86
                                       ------------    -------------    ------------    -----------    ------------    -------------
Total................................. $      993      $        529      $      148     $      115      $      115     $         86
                                       ============    =============    ============    ===========    ============    =============

         Overall, we used $2.8 million of cash, cash equivalents, and short-term investments during the three months ended September 30, 2005. We estimate that we will continue to use cash through our year ending March 31, 2006 to fund operating losses.


RISKS ASSOCIATED WITH OUR BUSINESS

We have entered into an agreement of merger with Synopsys that is subject to various risks.

         On October 2, 2005, we entered into an Agreement of Merger with Synopsys and Merger Sub pursuant to which we will merge with Merger Sub and each outstanding share of our common stock will be converted into the right to receive $0.30 in cash without interest. Consummation of the merger is subject to various conditions, including without limitation:

     o approval of our stockholders

     o holders of no more than 10% of our shares of common stock shall have demanded appraisal rights under Delaware law

     o certain of our employees identified by Synopsys shall have signed offer letters for their continued employment

     o no temporary restraining order, injunction or other order by any court or other legal restraint or prohibition preceding the merger must be in effect

     o all of our representations and warranties must be accurate, subject to certain exception and limitations, as of the closing, and we shall have performed in all material respects in regards to our covenants and obligations in the Merger Agreement; and

     o there must not be any pending or threatened legal proceeding by a governmental body that (i) challenges the merger, (ii) relates to the merger and seeks to obtain from Synopsys or us any damages or other relief material to either Synopsys or us, or (iii) seeks to limit Synopsys' right to exercise ownership rights with respect to our stock, assets or operations, or seek to compel Synopsys or us to dispose of or hold separate any material assets.


         While we expect to comply with all of our obligations under the Merger Agreement, several of the conditions to closing are beyond our control and there is no assurance that the contemplated merger will occur. In addition, as described below, the mere pendency of the merger, and several of the terms of the Merger Agreement, may adversely impact our business, revenues and operations.


HPL faces serious liquidity challenges and, as a result, if the proposed merger with Synopsys and Merger Sub were delayed or not completed, HPL expects that its business and future prospects would be materially and adversely affected and HPL might be forced to cease operations as a going concern.

          Due to a combination of factors, HPL currently anticipates that its available cash resources will be insufficient to meet HPL's obligations by some point in the fourth quarter of calendar year 2005. The factors contributing to this belief include softness in HPL's revenues in 2005, cash payment requirements under its existing bank credit facility with Silicon Valley Bank and costs associated with the merger. If HPL does not complete the merger or obtain additional financing prior to the time its cash resources become insufficient for its needs, HPL will be unable to meet all of its obligations, which would seriously harm its business and future prospects and could jeopardize its ability to complete the merger. HPL believes that it would be unable to obtain additional financing on acceptable terms under its existing bank credit facility or otherwise and HPL presently anticipates being unable to meet its obligations for the foreseeable future.

         In order to obtain financing from any other source, HPL would be required to obtain the approval of Synopsys and Merger Sub (assuming the merger agreement had not been terminated) and the lender under its existing bank credit facility. Even if HPL obtained the requisite consents, it is likely that HPL would be unable to procure additional financing, and if any financing were available, it would likely be on highly disadvantageous terms given HPL's financial condition. HPL believes such financing would merely postpone rather than avert its liquidity challenges.

          HPL believes that the pending merger with Synopsys represents the only available strategic alternative to address HPL's urgent need for liquidity and capital resources. As a result, if the merger is not completed, HPL believes it would no longer be able to pursue its business strategy and would be forced to effect a liquidation or a comparable alternative and HPL believes its stockholders would receive no consideration for their shares in such a scenario. Upon termination of the merger agreement under certain specified conditions, HPL may be required to reimburse the documented transaction expenses of Synopsys up to a maximum of $150,000. Upon termination of the merger agreement under certain other specified conditions, HPL may be required to pay Synopsys a termination fee of $500,000. HPL believes that any obligation to pay such expenses or fees would further diminish its cash position.


The fact that there is a merger pending could have an adverse effect on HPL's business, revenue and results of operations.

          While the merger is pending, it creates uncertainty about HPL's future. As a result of this uncertainty, customers may decide to delay, defer or cancel purchases of HPL products and services pending completion of the merger or termination of the merger agreement. If these decisions represent a significant portion of HPL's anticipated revenue, HPL's results of operations and quarterly revenues could be substantially below its expectations and internal projections.

          In addition, while the merger proposal is pending, HPL is subject to a number of risks that may adversely affect its business, revenue and results of operations, including:

     o The diversion of management and employee attention and the unavoidable disruption to HPL's relationships with customers and vendors may detract from HPL's ability to grow revenues and minimize costs;

     o HPL has and will continue to incur significant expenses related to the merger prior to its closing;

     o HPL may be unable to respond effectively to competitive pressures, industry developments and future opportunities; and

     o Under the terms of the merger agreement HPL is bound by a number of affirmative and negative covenants that restrict its ability to take certain actions, including, for example, (i) a covenant requiring HPL to obtain Synopsys' consent prior to obtaining any additional financing, and
      (ii) a covenant requiring HPL to attempt to renegotiate certain contracts, and these restrictions may impair HPL's relations with its customers or harm HPL's business.


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

         In each of the three months ended September 30, 2005 and 2004, customers that individually accounted for at least 10% of our revenues together represented 51% and 36% of our revenues, respectively, and in each of these periods, there was substantial change among the companies that represented our largest customers. In the three months ended September 30, 2005, sales to three customers accounted for 20%, 17% and 14%, respectively, of our revenues. Because we derive most of our revenues from a few customers and because our existing customers' needs for additional products are based on intermittent events, such as the introduction of new technologies or processes, building of new facilities or the need to increase capacity of existing facilities, our largest customers change from period to period. Delays or failures in selling new licenses to existing or new customers could cause significant period-to-period changes in our operating results, which may result in our failure to meet market expectations. We may also incur significant expense and devote management attention to the pursuit of potentially significant license revenues, but ultimately fail to secure these revenues.


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

         Sales to customers located outside the United States accounted for approximately 70%, and 71% of our revenues in the six months ended September 30, 2005 and 2004, respectively. We anticipate that sales to customers located outside the United States will represent a significant portion of our total revenues in future periods. In addition, many of our customers rely on third party foundries operating outside of the United States. Accordingly, our operations and revenues are subject to a number of risks associated with foreign commerce, including the following:


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

Interest Rate Risk

         We invest excess cash in debt instruments of the U.S. Government and its agencies, and in high quality corporate issuers and limit, the amount of credit exposure to any one issuer. Our investments in fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates. We believe that a change in long-term interest rates would not have a material effect on our business, financial condition, results of operations or cash flow. Our cash and cash equivalents consist of cash and highly liquid money market instruments with original or remaining maturities of 90 days or less. Because of the short maturities of these instruments, a sudden change in market interest rates would not have a material impact on the fair value of the portfolio, but it may cause the amount of income we derive to vary significantly from period to period. A hypothetical 10% increase in interest rates would not result in a material decrease in the fair value of our available-for-sale securities as of September 30, 2005.

Foreign Exchange Risk

         Our foreign sales are primarily denominated in U.S. dollars and, as a result, we have relatively little exposure to foreign currency exchange risk with respect to revenues. Our sales through our Japanese subsidiary, which represented approximately 7% of total revenues for the six months ended September 30, 2005, are denominated in Yen. A 10% adverse change in Yen exchange rates would not have had a material impact on revenues for the six months ended September 30, 2005. Additionally, our exposure to foreign exchange rate fluctuations arises in part from inter-company accounts which can be denominated in the functional currency of the foreign subsidiary. As exchange rates vary when the accounts are translated, results may vary from expectations and adversely impact earnings. The effect of foreign exchange rate fluctuations for the three months ended September 30, 2005 was not material.

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


ITEM 4.  CONTROLS AND PROCEDURES

         (a) Evaluation of disclosure controls and procedures. We maintain "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met.

Our disclosure controls and procedures have been designed to meet, and management believes that they meet, reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

          Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that, subject to the limitations noted above, our disclosure controls and procedures were effective to ensure that material information relating to us, including our consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

          (b) Changes in internal controls. There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation described in Item 4(a) above that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

         PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The information set forth in Note 2 to the Condensed Consolidated Financial Statements appearing in this report is incorporated herein by reference.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS


(a) Exhibits:

Exhibit
Number                                Description
------------- -----------------------------------------------------------------

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


                                  HPL Technologies, Inc.


Date:  November 14, 2005           By:     /s/ CARY D. VANDENBERG
                                          -------------------------------------
                                          Cary D. Vandenberg
                                          President and Chief Executive Officer

Exhibit
Number                                Description
------------- -----------------------------------------------------------------

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

Date:  November 14, 2005


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

Date:  November 14, 2005



/s/ Michael P. Scarpelli
-------------------------
Michael P. Scarpelli
Chief Financial Officer

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


Date:   November 14, 2005
                                        /s/ CARY D. VANDENBERG
                                        -------------------------------------
                                        Cary D. Vandenberg
                                        President and Chief Executive Officer

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


Date:   November 14, 2005
                                           /s/ MICHAEL P. SCARPELLI
                                          -------------------------------------
                                          Michael P. Scarpelli
                                          Chief Financial Officer

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